Form 10-Q
period 2004-06-30
PHASE FORWARD INC
filed 2004-08-13
CIK 1050180

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50839

Phase Forward Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	04-3386549 (I.R.S. Employer
incorporation or organization)	Identification No.)

880 Winter Street	02451
Waltham, Massachusetts
(Address of principal executive offices)	(Zip Code)

(888) 703-1122
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐            No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

     As of July 30, 2004, the registrant had 31,902,226 shares of Common Stock outstanding.

Phase Forward Incorporated

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of	As of
	December 31,	June 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$19,046	$26,370
Accounts receivable, net of allowance of $425 and $477 in 2003 and 2004, respectively	22,947	15,347
Deferred set up costs, current portion	1,115	1,109
Prepaid commissions and royalties, current portion	2,192	3,703
Prepaid expenses and other current assets	1,434	1,922

Total current assets	46,734	48,451

Property and equipment, net	5,299	5,053
Restricted cash, net of current portion	1,611	—
Deferred set up costs, net of current portion	697	672
Prepaid commissions and royalties, net of current portion	2,527	2,359
Goodwill	23,780	22,758
Other assets	196	1,285

Total assets	$80,844	$80,578

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Lines of credit	$2,500	$2,500
Current portion of notes payable	2,218	2,684
Accounts payable	947	1,184
Accrued expenses	10,973	10,577
Restructuring accrual	1,989	1,445
Deferred revenue, current portion	33,050	32,346
Accrued dividend payable	—	4,700

Total current liabilities	51,677	55,436

Notes payable, net of current portion	1,970	2,170
Restructuring accrual, net of current portion	497	—
Deferred revenue, net of current portion	4,738	2,812
Deferred rent	288	960

Total liabilities	59,170	61,378

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock at redemption value	123,951	127,787
Redeemable convertible preferred stock warrant	169	169
Stockholders’ (deficit) equity:
Common stock, $.01 par value:
Authorized—32,804 and 100,000 shares in 2003 and 2004, respectively Issued—3,602 and 3,704 shares in 2003 and 2004, respectively	36	37
Additional paid-in capital	—	—
Subscription receivable	(627)	(113)
Deferred stock-based compensation	(2,333)	(2,922)
Treasury stock, 37 shares at cost in 2003 and 2004	(111)	(111)
Accumulated other comprehensive loss	(500)	(609)
Accumulated deficit	(98,911)	(105,038)

Total stockholders’ (deficit) equity	(102,446)	(108,756)

Total liabilities and stockholders’ (deficit) equity	$80,844	$80,578

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues:
License	$5,164	$6,357	$9,930	$12,523
Service	9,512	11,336	19,693	22,132

Total revenues	14,676	17,693	29,623	34,655
Costs of revenues:
License	681	448	1,329	870
Service(1)	6,837	6,842	14,187	13,623

Total cost of revenues	7,518	7,290	15,516	14,493
Gross margin:
License	4,483	5,909	8,601	11,653
Service	2,675	4,494	5,506	8,509

Total gross margin	7,158	10,403	14,107	20,162

Operating expenses:
Sales and marketing(1)	3,258	3,536	6,431	6,841
Research and development(1)	2,609	3,018	5,192	5,954
General and administrative(1)	2,424	2,903	5,042	5,546

Total operating expenses	8,291	9,457	16,665	18,341

Income (loss) from operations	(1,133)	946	(2,558)	1,821
Other income (expense):
Interest income	31	67	59	172
Interest expense	(93)	(128)	(185)	(210)
Other income (expense)	306	87	143	71

Total other income	244	26	17	33

Income (loss) before provision for income taxes	(889)	972	(2,541)	1,854
Provision for income taxes	33	542	136	1,041

Net income (loss)	(922)	430	(2,677)	813
Accretion of preferred stock and dividend declared	1,918	6,618	3,836	8,536

Net loss applicable to common stockholders	$(2,840)	$(6,188)	$(6,513)	$(7,723)

Net loss per share applicable to common stockholders - basic and diluted	$(0.85)	$(1.70)	$(1.95)	$(2.15)

Weighted average number of common shares used in net loss per share calculations — basic and diluted	3,348	3,646	3,332	3,598

(1) Amounts include stock based expenses, as follows:
Costs of service revenues	$2	$24	$2	$50
Sales and marketing	20	40	25	79
Research and development	40	83	41	179
General and administrative	—	326	—	611

Total stock based expenses	$62	$473	$68	$919

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2003	2004
Operating activities
Net income (loss)	$(2,677)	$813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,820	1,492
Stock-based compensation	68	919
Foreign currency exchange gain	(145)	(38)
Provision for allowance for doubtful accounts	—	65
Non-cash income tax expense	—	1,022
Deferred rent	(30)	664
Changes in assets and liabilities:
Accounts receivable	5,836	7,495
Deferred costs	(345)	(1,310)
Prepaid expenses and other current assets	32	(474)
Accounts payable	(530)	229
Accrued expenses	(790)	(1,465)
Deferred revenue	(3,096)	(2,647)

Net cash provided by operating activities	1,143	6,765

Investing activities
Purchase of property and equipment	(1,795)	(1,240)
Decrease in restricted cash, net	310	1,611
Decrease (increase) in other assets	182	(13)

Net cash provided by (used in) investing activities	(1,303)	358

Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	681	1,932
Payments on lines of credit and notes payable	(1,911)	(1,266)
Stock issuance costs	—	(1,075)
Repurchase of restricted common stock	(111)	—
Proceeds from issuance of common stock	80	90
Proceeds from repayment of subscriptions receivable	—	514

Net cash provided by (used in) financing activities	(1,261)	195

Effect of exchange rate changes on cash and cash equivalents	162	6

Net change in cash and cash equivalents	(1,259)	7,324
Cash and cash equivalents at beginning of year	17,960	19,046

Cash and cash equivalents at end of period	$16,701	$26,370

Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$3,836	$3,836

Declaration of Special Dividend	$—	$4,700

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

     Phase Forward Incorporated (the “Company”) is a provider of integrated enterprise-level electronic data capture, data management and adverse event reporting software solutions for use in the clinical trial component of the Company’s customers’ global research and development initiatives. The Company offers software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials.

     The Company has operations in the United States, United Kingdom, France, Germany, Japan and Australia.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2003 and 2004 and its cash flows for the six months ended June 30, 2003 and 2004. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement No. 333-113594 on Form S-1. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

     On July 15, 2004, the Company sold 5,250,000 shares of common stock at $7.50 per share in an initial public offering (IPO) resulting in net proceeds of $34,600 after deducting underwriters’ discounts and estimated offering-related expenses. These proceeds were received by the Company on July 20, 2004. In connection with the IPO, all of the outstanding shares of the Company’s preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). Because the offering closed after June 30, 2004, the results of the offering are not reflected in the accompanying unaudited condensed consolidated financial statements. A summary of the terms of the offering can be found in the Company’s Registration Statement No. 333-113594 on Form S-1 as filed with the SEC.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

2. Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Deferred Setup Costs

     The Company derives revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses of the Company’s InForm, Clintrial and Clintrace software products. Service revenue is derived from the Company’s delivery of the hosted solution of its InForm software product, consulting services and customer support, including training.

     The components of revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
License	$5,164	$6,357	$9,930	$12,523
Application hosting services	4,899	6,689	10,102	12,601
Consulting services	1,147	1,215	2,319	2,779
Customer support	3,466	3,432	7,272	6,752

Total	$14,676	$17,693	$29,623	$34,655

     The Company recognizes software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. On August 1, 2003, the Company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This adoption did not have, and is not expected to have in future reporting periods, a material impact on the Company’s financial position or results of operations.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

     Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to the Company. Multiple element arrangements, including license and services agreements, and certain application hosting services can generally be terminated by either party for material breach of obligations generally not corrected within 30 days after notice of the breach.

     The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

     The Company generally enters into software term licenses with its customers for three to five year periods. These arrangements typically include multiple elements: a software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills the annual license fee for the first year of a multi-year contract in advance and bills the license fees for the subsequent years on the anniversary date. The Company’s payment terms are generally net 30 days.

     The Company’s software license revenue is earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

     The Company generally bundles customer support with the software license for the entire term of the license. As a result, the Company generally recognizes revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenue recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

     In addition to making its software products available to customers through licenses, the Company offers its InForm electronic data capture software product through a fully-hosted, turnkey deployment. Revenues resulting from application hosting services consist of three stages for each clinical trial. The first stage includes trial and application setup, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from application hosting and related services over the hosting period. Fees charged and costs incurred for the trial system design, setup and implementation are deferred and capitalized as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application setup, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period.

     In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized and all deferred setup costs are expensed and certain termination related fees may be charged.

     The Company capitalized $719 and $849 of deferred setup costs and amortized $946 and $880 during the six months ended June 30, 2003 and 2004, respectively. The amortization of deferred setup costs is a component of cost of services.

     The Company continues to sell the Clintrial and Clintrace software products to certain existing customers as perpetual software licenses with the option to purchase customer support. The Company does not sell perpetual licenses to new customers. The Company has established vendor specific objective evidence of fair value for the customer support in these arrangements. Accordingly, the license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. The customer support is recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenue from its perpetual license customer base. Training revenue is recognized as earned.

     Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

     Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, the Company has not experienced any material losses on uncompleted application hosting contracts.

     In November 2001, the EITF of the Financial Accounting Standards Board (FASB) issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF Issue No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The Company included $526 and $424 of reimbursable out-of-pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2003 and 2004, respectively.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

Prepaid Sales Commissions and Royalties

     The Company capitalized $1,278 and $1,580 of commissions and amortized to sales and marketing expense $703 and $1,249 during the six months ended June 30, 2003 and 2004, respectively. The Company capitalized $828 and $2,201 of royalties and amortized to cost of revenues $815 and $1,189 during the six months ended June 30, 2003 and 2004, respectively.

Net Loss Per Share

     Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. The Company’s potentially dilutive shares, which include outstanding common stock options, warrants, and redeemable convertible preferred stock also have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders	$(2,840)	$(6,188)	$(6,513)	$(7,723)
Computation of basic and diluted net loss per share:
Weighted average shares outstanding	3,421,805	3,676,748	3,410,321	3,633,898
Less: Weighted average unvested restricted common shares outstanding	(73,316)	(30,399)	(78,681)	(35,764)

Shares used in computing net loss per share	3,348,489	3,646,349	3,331,640	3,598,134

Net loss per share applicable to common stockholders - basic and diluted	$(0.85)	$(1.70)	$(1.95)	$(2.15)

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

     The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2003 and 2004, as they would be anti-dilutive.

	As of June 30,
	2003	2004
Redeemable convertible preferred stock	22,841,157	22,841,157
Options outstanding	4,220,111	4,457,525
Unvested restricted shares	67,971	25,035
Warrant	34,330	34,330

Foreign Currency Translation

     The financial statements of the Company’s foreign subsidiaries are translated in accordance with No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in the United Kingdom, France, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ deficit. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non–functional currencies. The Company has recorded foreign currency gains of approximately $308 and $54 in the three months ended June 30, 2003 and 2004, respectively, and approximately $145 and $38 in the six months ended June 30, 2003 and 2004, respectively, and such gains are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents

     The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At December 31, 2003 and June 30, 2004, cash equivalents primarily consisted of money market funds that were readily convertible to cash.

     At December 31, 2003, the Company had approximately $1,611 of restricted cash held in certificates of deposit as collateral for letters of credit related to facility leases. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

     Cash and cash equivalents as of December 31, 2003 and June 30, 2004 were as follows:

	December 31, 2003
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents		$14,927	$14,927
Money market funds	0-3 months	4,119	4,119

Total		$19,046	$19,046

	June 30, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents		$14,897	$14,897
Money market funds	0-3 months	9,648	9,648
Certificate of deposit	1 month	1,825	1,825

Total		$26,370	$26,370

     The Company has had no realized gains or losses to date on the sale of money market funds. The numbers contained in the foregoing table do not include $34,600 of net proceeds from the Company’s initial public offering, which were received by the Company on July 20, 2004, after the end of the second quarter of 2004.

Stock-Based Compensation

     In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will continue to account for options granted under its stock-based compensation plans for employees (see Note 11) under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required.

     The following tables illustrate the assumptions used and the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and weighted average information are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2003	2004	2003	2004
Average risk-free interest rate	3.37%	4.07%	3.34%	3.61%
Expected dividend yield	—	—	—	—
Expected life	7 years	7 years	7 years	7 years
Expected volatility	0%	90%	0%	0-90%
Weighted average fair value at grant date	$2.63	$5.49	$1.96	$6.00

     Had compensation costs been determined consistent with SFAS No. 123, the Company’s net loss would have been the following pro-forma amounts:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders, as reported	$(2,840)	$(6,188)	$(6,513)	$(7,723)
Add: Stock-based compensation expense included in reported net income (loss)	62	473	68	919
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(375)	(604)	(712)	(1,202)

Pro forma net loss	$(3,153)	$(6,319)	$(7,157)	$(8,006)

Pro forma net loss per share applicable to common stockholders	$(0.94)	$(1.73)	$(2.15)	$(2.23)

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

3. Goodwill

     A rollforward of the net carrying amount of goodwill is as follows:

Six Months Ended
June 30,
2004
Balance as of December 31, 2003	$23,780
Utilization of acquired net operating losses	(1,022)

Balance as of June 30, 2004	$22,758

     Phase Forward acquired Clinsoft Corporation, which developed and sold the Clintrial and Clintrace products, on August 14, 2001. The goodwill resulting from the acquisition is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test as of October 1, 2002 and 2003 and determined that no impairment of goodwill or intangible assets existed.

     The utilization of acquired net losses reflects a reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes.

4. Accrued Expenses

     Accrued expenses consist of the following:

	As of December 31,	As of June 30,
	2003	2004
Accrued payroll and related benefits	$4,682	$4,066
Accrued other expenses	4,694	4,237
Accrued royalties	1,597	2,274

	$10,973	$10,577

5. Restructuring Charge

     The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company’s corporate headquarters in December 2003. $2,486 of this charge represents the loss on a facilities lease and $2,017 related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represents 15 months of rent remaining under an existing lease and related operating expenses. The Company anticipates that the lease loss will be settled by March 2005. The Company does not anticipate any sublease income over the remaining term of the lease agreement.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

     The components of the restructuring charges are as follows:

Lease
Loss
Balance as of December 31, 2003	$2,486
Payments made during the six months ended June 30, 2004	(1,041)

Balance as of June 30, 2004	$1,445

6. Income Taxes

     The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that cannot be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock–based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of the Company’s U.S. operations. In utilizing its net operating loss carryforwards, the Company is required to use its oldest net operating losses first. As a result the Company will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities. This cash benefit will be reflected as a reduction of goodwill. Additionally, the Company’s effective tax rate exceeds its statutory tax rate due to the current non-deductibility of its stock-based compensation.

7. Debt

Lines of Credit

     Between April 2000 and March 2004, the Company entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these notes ranges from prime rate (4.0% and 4.25% at December 31, 2003 and June 30, 2004, respectively) to prime rate plus 1.0%. As of December 31, 2003 and June 30, 2004, there was a total of $4,188 and $4,854, respectively, outstanding under all of the Company’s equipment lines of credit. At December 31, 2003 and June 30, 2004 there was $2,155 and $4,052, respectively, available under the equipment lines of credit.

     In 2003, the Company renewed its $2,500 working capital line of credit with a bank. Interest accrued at prime rate plus 0.25%. Effective March 31, 2004, the Company renewed its working capital line of credit with a bank under which it can borrow up to $5,000. Interest accrues at prime rate. All advances made under the working capital line shall be immediately due and payable on March 31, 2006. As of each of December 31, 2003 and June 30, 2004, $2,500 was outstanding under the working capital line of credit. At June 30, 2004, there was $889 available under the line of credit, which reflects amounts used to replace the restricted cash associated with the Company’s leased facilities. Subsequent to June 30, 2004, the Company paid the $2,500 outstanding under the working capital line of credit.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

     Borrowings under these agreements are secured by substantially all assets of the Company, excluding intellectual property. The Company has entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits the Company from pledging its intellectual property to others. Under the terms of the agreement, the Company is required to comply with certain financial covenants, including attainment of minimum revenues, minimum earnings and financial ratios. At December 31, 2003, the Company was in violation of the financial covenant related to minimum revenue levels in the fourth quarter of 2003 and received a waiver from the bank. The bank waived the Company’s covenant violation for only the fourth quarter of 2003. At June 30, 2004, the Company was in compliance with all financial covenants.

8. Contingencies

     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At June 30, 2004, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     On April 26, 2004, Datasci, LLC (“Datasci”) filed suit (Civil Action No. 04-1328 (MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of the Company’s customers. Datasci had asserted that the Company’s InForm, Clintrial and Clintrial Integration Solution products and its services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought an injunction and unspecified damages from each of the Company and Quintiles.

     On May 4, 2004, the Company filed an Answer and Counterclaim to Datasci’s complaint denying that it infringes the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. The Company’s Counterclaim sought a declaratory judgment that the Company does not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in the Company’s Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against Phase Forward and Quintiles. In its filing, Datasci disclosed that it did not exist when its complaint against Phase Forward and Quintiles was filed. That motion was granted and, thus, the entire action was dismissed on August 5, 2004.

     Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-CV-1787 (PJM)) in the same court where Datasci filed its initial complaint against Phase Forward and Quintiles. Dr. Kozam’s complaint contains the same allegations and seeks the same remedies that were contained in the Datasci complaint. On June 22, 2004, the Company filed an Answer and Counterclaim to Dr. Kozam’s complaint denying that it infringes the patent, challenging the validity of the patent, asserting numerous affirmative defenses, and counterclaiming for a declaratory judgment that the Company does not infringe any valid claim of the patent. Dr. Kozam responded by denying all the allegations in the Company’s Counterclaim.

     Although this action is in the initial pleading stage, the Company is prepared to vigorously defend the claims and pursue its Counterclaims and any other remedies available to the Company. Due to the preliminary nature of this action, the Company is unable to assess whether its outcome will have a material adverse effect on its results of operations.

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

9. Redeemable Convertible Preferred Stock and Warrant

     On June 1, 2004, the Company’s board of directors declared a special cash dividend of $4,700, payable on September 15, 2004, to the holders of record of Series B, C and D Preferred Stock as of June 15, 2004. This distribution is included in accrued special distribution and net loss to common stockholders as of June 30, 2004.

     Accretion of Series B, C and D redeemable convertible preferred stock was $1,918 for the three months ended June 30, 2003 and 2004, and $3,836 for the six months ended June 30, 2003 and 2004.

     In connection with the closing of the Company’s initial public offering in July 2004, all outstanding shares of the redeemable convertible preferred stock were converted into 22,841,157 shares of common stock and the preferred stock warrant automatically converted into a warrant to purchase 34,330 shares of common stock.

10. Stockholders’ Equity

Common Stock

     On July 15, 2004, the Company sold 5,250,000 shares of common stock at $7.50 per share in an initial public offering (IPO) resulting in net proceeds of $34,600 after deducting underwriters’ discounts and estimated offering-related expenses.

     On March 11, 2004, the Board of Directors approved an increase to the number of authorized shares of the capital stock to 105 million shares, consisting of 100 million shares of common stock and 5 million shares of preferred stock. Also on March 11, 2004, the Board of Directors approved the 2004 Stock Option and Incentive Plan and the 2004 Employee Stock Purchase Plan, each to become effective upon the closing of the Company’s initial public offering, and an amendment to the 2003 Non-Employee Director Stock Option Plan, all of which were approved by the stockholders on April 20, 2004. The 2004 Employee Stock Purchase Plan is available to all eligible employees, who may individually purchase a maximum of 10,000 shares annually at a price equal to 85 percent of the lower of the fair market value at the start date of the offering or fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 320,000 shares of common stock for this plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Stock Option and Incentive Plan which will be the successor equity incentive program to the 1997 Stock Option Plan. For the 2003 Non-Employee Director Stock Option Plan, the Company has reserved for issuance an aggregate of 562,000 shares of common stock.

     There was $627 and $113 of notes receivable outstanding at December 31, 2003 and June 30, 2004, respectively.

Deferred Compensation

     The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company stock, the Company’s Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company’s operating and financial performance, the issuances of

Phase Forward Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in thousands, except share and per share amounts)

convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company’s initial public offering. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company’s common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company’s common stock was $10.00 per share. The Company recorded deferred compensation of $3,060 and $1,508 in the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. The Company amortized $62 and $68 to expense in the three months ended June 30, 2003 and 2004, respectively. The Company amortized $473 and $919 to expense in the six months ended June 30, 2003 and 2004, respectively. As of June 30, 2004, there was an aggregate of $2,922 of deferred stock-based compensation remaining to be amortized approximately as follows: $870 in the year ending December 31, 2004; $1,042 in the year ending December 31, 2005; $583 in the year ending December 31, 2006; $270 in the year ending December 31, 2007 and $157 through December 31, 2011. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FIN 28.

In the six months ended June 30, 2004, the Company granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. As a result of the Company’s initial public offering on July 15, 2004, 61,250 of these options were accelerated and became vested and exercisable, resulting in the acceleration of $264,300 in stock-based compensation.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss)	$(922)	$430	$(2,677)	$813
Cumulative translation adjustment	(351)	(28)	(114)	(109)

Comprehensive income (loss)	$(1,273)	$402	$(2,791)	$704

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements May Prove Inaccurate

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

     We are a provider of integrated enterprise-level electronic data capture, management and adverse event reporting software solutions for use in the clinical trial component of our customers’ global research and development initiatives. We offer software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials. By automating essential elements of the clinical trial process, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts and reduce clinical and economic risk.

Initial Public Offering

     On July 15, 2004, we sold 5,250,000 shares of common stock at $7.50 per share in an initial public offering (IPO) resulting in net proceeds of $34.6 million after deducting underwriters’ discounts and estimated offering-related expenses.

Sources of Revenues

     We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase. One customer, Eli Lilly and Company, the holder of record of approximately one percent of our capital stock, accounted for approximately 8% and 12% of our total revenues in the six months ended June 30, 2003 and 2004, respectively. Our top 20 customers accounted for approximately 68% and 69% of our total revenues in the six months ended June 30, 2003 and 2004, respectively, net of reimbursable out-of-pocket expenses.

License Revenue

     We derive our license revenues from our three major software products: InForm, our Internet based electronic data capture solution; Clintrial, our clinical data management solution; and Clintrace, our adverse event reporting solution. Although each of our InForm, Clintrial and

Clintrace software solutions are available as stand-alone enterprise applications, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and adverse event reporting products.

     License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial and Clintrace software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements with terms generally of three to five years with payment terms generally annually in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

     In August 2001, we acquired Clinsoft Corporation, which developed, marketed and sold the Clintrial clinical data management and Clintrace adverse event reporting and tracking products. Historically, Clinsoft sold the Clintrial and Clintrace software products as a perpetual software license with the option to purchase customer support. Following the acquisition and subsequent integration of our software products, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than one percent of total revenue for the six months ended June 30, 2003 and June 30, 2004. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

Service Revenue

     Application Hosting Services In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software as a hosted application solution delivered through a standard web-browser, with customer support and training services. Revenue resulting from this hosting service consists of three stages for each clinical trial:

•	First stage —trial and application setup, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•	Second stage —application hosting and related support services; and

•	Third stage —services required to close out, or lock, the database for the clinical trial.

     Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the second and third stages. Fees charged and costs incurred for the trial system design, setup and implementation are deferred until the start of the second stage and then amortized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application setup. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

     In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized and all deferred setup costs are expensed and certain termination-related fees may be charged. In addition, application hosting services revenue includes hosting services associated with term license arrangements and reimbursable out-of-pocket expenses.

     Consulting Services. Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials. Consulting services also include project planning and management services, guidance on best practices in using our software products, as well as implementation services consisting of application architecture design, systems integration, installation and validation. In addition, consulting services revenue includes reimbursable out-of-pocket expenses. Revenues from consulting services included in a multiple element software license agreement or in a hosted solution are recognized ratably over the term of the arrangement. The associated costs are expensed as incurred. Revenues from consulting services that are not included in a multiple element software license arrangement are recognized as services are performed. Fixed priced arrangements are billed based upon contractual milestones, and time-and-materials arrangements are billed monthly.

     Customer Support. We have a multinational services organization to support our software products and hosted solutions worldwide. Customer support includes telephone support, software maintenance and training. We bundle customer support in our software term licenses and allocate 10% of the value of the license to customer support revenue. Our customer support revenue also consists of customer support fees paid by the Clintrial and Clintrace perpetual license customers. Customer support revenue is recognized ratably over the period of the customer support or term license agreement, with payment terms generally annually in advance.

Cost of Revenues and Operating Expenses

     We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of service revenues and in the sales and marketing, research and development, and general and administrative expense categories.

     Cost of Revenues. Cost of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product and the amortization of acquired technologies. The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial setup costs, allocated overhead, outside contractors, royalties associated with providing customer support for third-party modules licensed to our customers for use with the Clintrial software product and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation. The cost of service revenue varies based upon employee utilization levels in the service organization and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and setup activity for application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and setup activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

     Gross Margin. Our gross margin on license revenue varies based on the mix of royalty-and non-royalty-bearing license revenue and the amount of amortization of acquired technologies. Our gross margin on service revenue varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenue is recognized ratably over the software license term, typically three to five years, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 9 to 12 months of the contract period. Accordingly, our gross margin on service revenue may vary depending upon the length of these arrangements.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and the amortization of commissions. We expect that sales and marketing expenses will increase as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

     Research and Development. Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase as we introduce additional integrated software solutions to our product suite.

     General and Administrative. General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and operations.

     Stock-Based Expenses. Our cost of service revenues and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

     With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the six months ended June 30, 2003 and 2004, approximately 39% and 40%, respectively, of our revenues were generated in locations outside the United States. In the three months ended June 30, 2003 and 2004, approximately 39% and 41%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues were in currencies other than the U.S. dollar. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.

     We believe that of our significant accounting policies, which are described in Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

     Revenue Recognition and Deferred Setup Costs. We recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and 104, Revenue Recognition. On August 1, 2003, we adopted Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption did not have a material impact on our financial position or results of operations.

     Our customers generally have the ability to terminate service agreements upon 30 days notice to us. License and services agreements can be terminated by either party for material breach of obligations generally not corrected within 30 days after notice of the breach.

     We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

     We generally enter into software term licenses with our customers for three to five year periods. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill the annual license fee for the first year of the multi-year contract in advance and bill license fees for subsequent years on the anniversary date. Our payment terms are generally net 30 days.

     Our software license revenue is earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

     We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenue for all elements ratably over the term of the multiple element arrangement. We allocate the revenue for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For our contracts accounted for ratably under SOP 97-2, we allocate to consulting services the anticipated service level throughout the term of the arrangement at an amount equal to what it would have been had those services been sold separately to the customer. The remaining value is allocated to license and support services, with a 10% value allocated to support services. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are generally recognized as the services are performed.

     Revenue from perpetual software licenses represented less than one percent of total revenues for the six months ended June 30, 2003 and June 30, 2004. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement.

     In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software solution through a hosted application solution delivered through a standard web-browser. Revenue resulting from application hosting services consist of three stages for each clinical trial: the first stage involves application setup, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the second and third stages. Fees charged and costs incurred for the trial system design, setup and implementation are deferred and capitalized as applicable, until the start of the second stage and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application setup, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

     We capitalized $719,000 and $849,000 of deferred setup costs and amortized $946,000 and $880,000 during the six months ended June 30 2003 and 2004, respectively. The amortization of deferred setup costs is a component of cost of services.

     Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

     Accounting for Commission Payments and Royalties. For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. During the six months ended June 30, 2003 and 2004, respectively, we deferred $1.3 million and $1.6 million, respectively, of commissions and amortized $703,000 and $1.2 million, respectively, to sales and marketing expenses. Royalties are paid on a percentage of billings basis for certain of our products. During the six months ended June 30, 2003 and 2004, we deferred $828,000 and $2.2 million, respectively, of royalty expenditures and amortized $815,000 and $1.2 million, respectively, to cost of license and service revenue.

     Accounting for Stock-Based Awards. We record deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for our stock prior to the July 2004 initial public offering of our common stock, our board of directors had determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock and the anticipated offering price of our common stock in connection with our July 2004 initial public offering.

     We have not historically engaged unrelated third parties to prepare valuations of our common stock. In connection with our July 2004 initial public offering, management and the board of directors retroactively assessed the fair value of our common stock during 2003 and the six months ended June 30, 2004.

     During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of our common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003.

     At the beginning of 2003, we determined the value of our common stock based principally on the per share amounts that would have been distributed to the common stockholders, after all required distributions to the preferred stockholders, in the event of a sale of the Company at the value established in our January 2002 preferred stock financing. We chose this valuation methodology based on our operating performance during 2002 and the limited, if any, access we had to the public equity markets at the time.

     The increase in our estimated per share fair value of common stock since the beginning of 2003 reflects a number of significant factors, including an improvement in our operating results, especially in the second half of the year, changes to our management team throughout 2003, additions to our board of directors in the second half of 2003 and an overall improvement in stock market indices and increasing volume of initial public offerings of common stock throughout 2003.

     We improved our operating results during each of the four quarters of 2003. In the first, second and third quarters, we incurred operating losses of $1.4 million, $1.1 million and $31,000, respectively. In the fourth quarter, we had an operating profit of $432,000, excluding a restructuring charge in the fourth quarter. Our increasing per share fair value of common stock throughout 2003 reflects this positive trend in operating results. In addition, in the second half of 2003, because of our improved operating performance and the improving equity markets, we began to contemplate an initial public offering of our common stock.

     During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of our common stock was $10.00 per share. The fair value of our common stock in the six months ended June 30, 2004 was based on the high end of the range of estimated offering prices of common stock as contemplated in the preliminary prospectus for our initial public offering that was filed with the Securities and Exchange Commission.

     As of June 30, 2004, there was an aggregate of $2.9 million of deferred stock-based compensation remaining to be amortized approximately as follows: $870,000 in the year ending December 31, 2004; $1.0 million in the year ending December 31, 2005; $583,000 in the year ending December 31, 2006; $270,000 in the year ending December 31, 2007 and $157,000 through December 31, 2011. We have elected not to record the fair value of employee stock-based awards. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 2 of the notes to our 2003 consolidated financial statements contained in our Registration Statement No. 333-113594 on Form S-1 filed with the Securities and Exchange Commission.

     In the six months ended June 30, 2004, we granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Upon completion of our July 2004 initial public offering, 61,250 options automatically vested, which accelerated $264,000 in stock-based compensation in the six months ended June 30, 2004.

     In the past, we have awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Other Significant Estimates

     Goodwill Impairment. We review the carrying value of goodwill periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management’s judgment and could significantly affect our operating results.

     Accounting for Income Taxes. In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we do not believe that it is more likely than not that we will realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets.

     Restructuring Expenses. In December 2003, we recorded a $4.5 million restructuring charge related to the relocation of our corporate headquarters. Approximately $2.5 million of this charge represents the estimated future obligation under a non-cancelable lease and approximately $2.0 million related to the write-off of the related abandoned leasehold improvements and fixed assets. These estimates are reviewed annually and, if revised, may result in changes to our restructuring expense should different conditions prevail than were anticipated in our original estimates.

Overview of Results of Operations for the Three Months Ended June 30, 2003 and 2004

     License revenue increased by approximately 23% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Service revenue increased by approximately 19% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

     Our gross margin increased by approximately 45% or $3.2 million in the quarter ended June 30, 2004 to $10.4 million, compared to $7.2 million for the same period in 2003, primarily due to the increase in license and application hosting services revenues.

     Operating income increased by $2.1 million from an operating loss of $1.1 million in the three months ended June 30, 2003 to an operating income of $946,000 for the three months ended June 30, 2004. The operating income (loss) in the three months ended June 30, 2003 and 2004 included approximately $62,000 and $473,000 of stock-based compensation. As of June 30, 2004, we had $26.4 million of cash and cash equivalents, an increase of $7.3 million from $19.0 million at December 31, 2003.

     Revenues

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
License	$5,164	35%	$6,357	36%	$1,193	23%
Application hosting services	4,899	33	6,689	38	1,790	37%
Professional services	1,147	8	1,215	7	68	6%
Customer support	3,466	24	3,432	19	(34)	(1%)

Total	$14,676	100%	$17,693	100%	$3,017	21%

     Total revenues increased in the three months ended June 30, 2004 as compared to the same period in 2003 due to an increase in license revenue across all products, primarily Clintrial as well as an increase in InForm application hosting services. The increase in license revenue in the three months ended June 30, 2004 was primarily due to an increase in sales of Clintrial into our existing InForm customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the three months ended June 30, 2004 was due to an increase in clinical trials under management. Consulting services revenue for the three months ended June 30, 2004 was relatively unchanged compared to the same period in 2003. The decrease in customer support revenue for the three months ended June 30, 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee. In the future, we anticipate that license revenue will become a more significant component of total revenues.

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
North America	$8,975	61%	$10,433	59%	$1,458	16%
United Kingdom	3,140	21	3,807	22	667	21%
France	1,932	13	2,119	12	187	10%
Asia-Pacific	629	5	1,334	7	705	112%
International subtotal	5,701	39	7,260	41	1,559	27%

Total	$14,676	100%	$17,693	100%	$3,017	21%

     The increase in revenues worldwide was due primarily to the increase in sales of our Clintrial products and InForm application hosting services, which we believe reflects a continued increase in the worldwide adoption of our products.

     Cost of Revenues

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
		of Related		of Related
Cost of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
		(in thousands)
License	$681	13%	$448	7%	$(233)	(34%)
Services	6,837	72	6,842	60	5	0%

Total	$7,518	51%	$7,290	41%	$(228)	(3%)

     The cost of license revenue decreased in the three months ended June 30, 2004 primarily due to a $400,000 decrease in amortization expense from acquired technologies partially offset by an increase in royalty expense of $181,000 as revenue increased on certain modules of the Clintrial software product. Cost of services for the three months ended June 30, 2004 remained relatively constant but included a $268,000 increase in employee and related expenses, while headcount remained relatively unchanged. This increase was offset by decreases in reimbursable out-of-pocket expenses of $149,000 and facilities expense of $104,000.

Gross Margin

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
		of Related		of Related
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
		(in thousands)
License	$4,483	87%	$5,909	93%	$1,426	32%
Services	2,675	28	4,494	40	1,819	68%

Total	$7,158	49%	$10,403	59%	$3,245	45%

     The license gross margin percentage increased in the three months ended June 30, 2004 primarily due to an increase in Clintrial license revenue and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense as revenue grew for certain modules of the Clintrial software product. The services gross margin percentage increased for the three months ended June 30, 2004 due to the increase in InForm application hosting revenues while the overall cost base remained relatively constant with an increase in employee and related expenses which was offset by decreases in reimbursable out-of-pocket expenses and facilities expense.

     Operating Expenses

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Sales and marketing	$3,258	22%	$3,536	20%	$278	8%
Research and development	2,609	18	3,018	17	409	16%
General and administrative	2,424	16	2,903	16	479	20%

Total	$8,291	56%	$9,457	53%	$1,166	14%

     Sales and Marketing. Sales and marketing expenses increased for the three months ended June 30, 2004 primarily due to a $338,000 increase in commission expense due to an increase in revenues and an increase in the effective commission rate and a $21,000 increase in both stock-based compensation, which was partially offset by a $52,000 reduction in travel expense and a $41,000 decrease in outside consultant expense. We expect that our sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build our brand awareness through what we believe are the most cost-effective channels available. However, sales and marketing expenses may fluctuate, quarter by quarter, due to the timing of marketing programs.

     Research and Development. Research and development expenses increased in the three months ended June 30, 2004 primarily due to an increase in employee related expenses of $642,000 as we hired 21 additional people to improve our quality assurance and product development team, and $42,000 of stock-based compensation. This was partially offset by a $279,000 decrease in outside consultant expense as we brought certain research and development activities in-house. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

     General and Administrative. General and administrative expenses increased in the three months ended June 30, 2004 primarily due to a $326,000 increase in stock-based compensation and an increase in employee related expenses of $205,000, while headcount remained the same during these periods. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company.

     Operating Income (Loss), Other Income (Expense)

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Operating Income (Loss)	$(1,133)	(8%)	$946	5%	$2,079	NM

Other Income (Expense)
Interest income	$31	0%	$67	0%	$36	NM
Interest expense	(93)	0	(128)	0	(35)	NM
Other income (expense)	306	2	87	0	(219)	NM

Total	$244	2%	$26	0%	$(218)	NM

     Operating Income (Loss). The increase in operating income in the three months ended June 30, 2004 was primarily due to an increase in gross margins from both license and services, partially offset by increased operating expenses.

     Other Income (Expense). The increase in interest income in the three months ended June 30, 2004 was primarily due to an increase in cash and cash equivalents available for investment. The increase in interest expense in the three months ended June 30, 2004 was primarily due to an increase in outstanding borrowings. Other income (expense) decreased due to a decrease in the foreign exchange gain as a result of a reduction in the outstanding non-U.S. dollar denominated accounts receivable and intercompany balances.

     Provision for Income Taxes

	For the Three Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Provision for income taxes	$33	0%	$542	3%	$(509)	NM

     Provision for Income Taxes. The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that could not be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock-based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of our U.S. operations. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities. This cash benefit will be reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Overview of Results of Operations for the Six Months Ended June 30, 2003 and 2004

     License revenue increased by approximately 26% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Service revenue increased by approximately 12% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

     Our gross margin increased by approximately 43% or $6.1 million in the quarter ended June 30, 2004 to $20.2 million, as compared to $14.1 million for the same period in 2003, primarily due to the increase in license and application hosting services revenues.

     Operating income increased by $4.4 million from an operating loss of $2.6 million in the six months ended June 30, 2003 to an operating income of $1.8 million for the six months ended June 30, 2004. The operating income (loss) in the six months ended June 30, 2003 and 2004 included $68,000 and $919,000 of stock-based compensation.

Revenues

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
License	$9,930	33%	$12,523	36%	$2,593	26%
Application hosting services	10,102	34	12,601	36	2,499	25%
Professional services	2,319	8	2,779	8	460	20%
Customer support	7,272	25	6,752	20	(520)	(7%)

Total	$29,623	100%	$34,655	100%	$5,032	17%

     Total revenues increased in the six months ended June 30, 2004 as compared to the same period in 2003 due to an increase in license revenue across all products, primarily Clintrial, as well as an increase in InForm application hosting services. The increase in license revenue in the six months ended June 30, 2004 was primarily due to an increase in sales of Clintrial into our existing InForm customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the Inform application hosting services in the six months ended June 30, 2004 was due an increase in clinical trials under management. The increase in consulting services revenue for the six months ended June 30, 2004 was due primarily to an increase in consulting services associated with integrated enterprise solutions of our products to our existing InForm customer base compared to the same period in 2003. The decrease in customer support revenue for the six months ended June 30, 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee. In the future, we anticipate that license revenue will become a more significant component of total revenues.

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
North America	$18,149	61%	$20,958	60%	$2,809	15%
United Kingdom	6,262	21	7,212	21	950	15%
France	3,852	13	4,265	12	413	11%
Asia-Pacific	1,360	5	2,220	7	860	63%
International subtotal	11,474	39	13,697	40	2,223	19%

Total	$29,623	100%	$34,655	100%	$5,032	17%

     The increase in revenues worldwide was due primarily to the increase in sales of our Clintrial products and InForm application hosting services, which we believe reflects a continued increase in the worldwide adoption of our products.

Cost of Revenues

		For the Six Months Ended June 30,
		2003		2004		Change
			Percentage		Percentage
			of Related		of Related
Cost of Revenues		Amount	Revenue	Amount	Revenue	Amount	%
			(in thousands)
License		$1,329	13%	$870	7%	$(459)	(34%)
Services		14,187	72	13,623	62	(564)	(4%)

	Total	$15,516	52%	$14,493	42%	$(1,023)	(7%)

     The cost of license revenue decreased in the six months ended June 30, 2004 primarily due to an $800,000 decrease in amortization expense from acquired technologies partially offset by an increase in royalty expense of $378,000 as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. The decrease in the cost of services for the six months ended June 30, 2004 was due primarily to a $196,000 reduction in expense resulting from the incremental capitalization of deferred setup costs related to an increase in the number of new clinical trials in the trial design, setup and implementation phase. This increase was associated with an increase in new clinical trial activity from both existing and new customers. Additionally, cost of services decreased for the six months ended June 30, 2004 due to a decrease in depreciation and facilities expense of $201,000 and $205,000, respectively, primarily resulting from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. This was partially offset by a $175,000 increase in employee and related expenses and an increase of $48,000 in stock-based compensation.

Gross Margin

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
		of Related		of Related
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
		(in thousands)
License	$8,601	87%	$11,653	93%	$3,052	35%
Services	5,506	28	8,509	38	3,003	55%

Total	$14,107	48%	$20,162	58%	$6,055	43%

     The license gross margin percentage increased in the six months ended June 30, 2004 primarily due to an increase in Clintrial license revenue and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense as revenue increased for certain modules of the Clintrial software product as well as the Japanese version of our InForm software product. The services gross margin percentage increased for the six months ended June 30, 2004 due to the increase in InForm application hosting revenues.

Operating Expenses

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Sales and marketing	$6,431	22%	$6,841	20%	$410	6%
Research and development	5,192	17	5,954	17	762	15%
General and administrative	5,042	17	5,546	16	504	10%

Total	$16,665	56%	$18,341	53%	$1,676	10%

     Sales and Marketing. Sales and marketing expenses increased for the six months ended June 30, 2004 primarily due to a $136,000 increase in employee related expenses as we increased headcount by 5 people, $560,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate, and a $55,000 increase in stock-based compensation, which was partially offset by a $104,000 decrease in marketing programs, a $86,000 decrease in travel expense and a $64,000 decrease in outside consultant expense. The decline in marketing programs reflects the transition from the participation in trade shows to more cost-effective workshops and seminars, as well as a reduction in advertising expense.

     Research and Development. Research and development expenses increased in the six months ended June 30, 2004 primarily due to an increase in employee related expenses of $1.1 million as we hired 21 additional people to improve our quality assurance and product development team and a $137,000 increase in stock-based compensation. This was partially offset by a $316,000 decrease in outside consultant expense as we brought certain research and development activities in-house and a $145,000 decrease in depreciation expense from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003.

     General and Administrative. General and administrative expenses increased for the six months ended June 30, 2004 primarily due to a $611,000 increase in stock-based compensation and an increase in employee related expenses of $194,000, while the headcount remained stable during these periods. This was partially offset by a $130,000 decrease in depreciation expense from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003 and a $99,000 decrease in outside consultant expense.

Operating Income (Loss), Other Income (Expense)

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Operating Income (Loss)	$(2,558)	(9%)	$1,821	5%	$4,379	NM

Other Income (Expense)
Interest income	$59	0%	$172	0%	$113	192%
Interest expense	(185)	0	(210)	0	(25)	(13%)
Other income (expense)	143	0	71	0	(72)	(50)%

Total	$17	0%	$33	0%	$16	94%

     Operating Income (Loss). The increase in operating income in the six months ended June 30, 2004 was primarily due to an increase in gross margins from both software and services, partially offset by increased operating expenses.

     Other Income (Expense). The increase in interest income in the six months ended 2004 was primarily due to $84,000 of interest received in connection with the repayment of a subscription receivable during the period and an increase in cash and cash equivalents available for investment. The increase in interest expense in the six months ended June 30, 2004 was primarily due to an increase in outstanding borrowings. Other income (expense) decreased due to a decrease in the foreign exchange gain as a result of a reduction in the outstanding non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2003		2004		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	%
		(in thousands)
Provision for income taxes	$136	0%	$1,041	3%	$905	NM

     Provision for Income Taxes. The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that could not be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock-based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of our U.S. operations. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities. This cash benefit will be reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Liquidity and Capital Resources

     At December 31, 2003 and June 30, 2004, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $20.7 million and $26.4 million and accounts receivable of $22.9 million and $15.3 million, respectively.

     From our inception, we funded our operations primarily through issuances of convertible preferred stock for aggregate net cash proceeds of $79.7 million, including net cash acquired in our Clinsoft acquisition, the issuance of notes payable for an aggregate of $16.3 million and borrowings under a secured line of credit of $2.5 million.

     Net cash generated from operating activities was $6.8 million for the six months ended June 30, 2004, which was greater than the net income of $813,000. This difference is primarily due to $4.1 million of non-cash depreciation, amortization, deferred rent, stock based compensation and non-cash income tax expense and changes in working capital, which primarily consisted of a $7.5 million decrease in accounts receivable offset partially by an increase in deferred costs of $1.3 million and decreases in deferred revenue of $2.6 million and accrued expenses of $1.5 million.

     Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings of our term license customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

     Net cash provided by investing activities was $358,000 for the six months ended June 30, 2004, consisting primarily of a reduction of restricted cash of $1.6 million partially offset by $1.2 million of capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

     Net cash provided by financing activities was $195,000 for the six months ended June 30, 2004, consisting primarily of borrowings under a line of credit and the repayment of notes payable.

     At December 31, 2003, we had approximately $1.6 million of restricted cash held in certificates of deposits as collateral for letters of credit related to our facilities. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

     Substantially all of our long-lived assets as of December 31, 2003 and June 30, 2004 are located in the United States.

     We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and computer equipment, which are described below.

     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our lines of credit and leases for office space.

     Between April 2000 and March 2004 we entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these credit lines ranges from prime to prime plus 1%. At December 31, 2003 and June 30, 2004, respectively, we had $4.2 million and $4.9 million outstanding under all of our equipment lines of credit. As of June 30, 2004, there was $4.1 million available under the equipment line of credit.

     On March 31, 2004 we amended our working capital line of credit with a bank under which we can borrow up to $5.0 million. Interest accrues at the prime rate. The line expires March 31, 2006 at which time all advances will be immediately due and payable. As of each of December 31, 2003 and June 30, 2004 we had $2.5 million outstanding under the working capital line of credit. As of June 30, 2004, there was $889,000 available under the working capital line of credit. Subsequent to June 30, 2004, we paid the $2.5 million outstanding under the working capital line of credit.

     Borrowings are secured by substantially all of our assets other than our intellectual property. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others. Under the terms of these credit lines, we are required to comply with certain financial covenants. At December 31, 2003, we were in violation of the financial covenant requiring $16.0 million for fourth quarter 2003 revenue, net of reimbursable out-of-pocket expenses, for which we received a waiver from the bank. That waiver, however, did not remove or limit the financial covenants we must satisfy under the credit agreement in the future. At June 30, 2004, we were in compliance with all financial covenants. To the extent we are unable to satisfy those covenants in the future, we will need to obtain additional waivers to avoid being in default of the terms of these credit lines. If an unwaived default occurs, the bank may require that we repay all amounts then outstanding. We currently expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

     At December 31, 2003, we had net operating loss carryforwards of approximately $82.6 million, which may be used to offset future U.S. federal taxable income, if any, and $4.0 million of federal tax credit carryforwards. In addition, we had $6.9 million of net operating losses relating to our non-U.S. jurisdictions. Of these amounts, approximately $29.2 million and $2.7 million of net operating loss carryforwards and tax credit carryforwards, respectively, relate to amounts acquired as part of our Clinsoft acquisition. These tax carryforwards may reduce our future cash payments to the taxing authorities. Our carryforwards expire through 2022 and are subject to review and possible adjustment by tax authorities. Due to our history of operating losses, there is significant uncertainty surrounding our ability to utilize our net operating loss and tax credit carryforwards and other deferred tax assets. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2003 and June 30, 2004.

     We believe our existing cash, cash equivalents and cash provided by operating activities and our various debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. For 2004, we intend to spend approximately $3.8 million for the purchase of computer equipment for our hosting services and for general corporate purposes, and approximately $4.7 million as a special cash distribution, representing a return of capital, payable on our series B, C and D preferred stock in September 2004. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Certain Factors Which May Affect Future Results

     Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

Risks Related to Our Industry

We depend primarily on the pharmaceutical, biotechnology and medical device industries and are therefore subject to risks relating to changes in these industries.

     Our business depends on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities conducting clinical research. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

•	the introduction or adoption of new technologies or products;

•	changes in third-party reimbursement practices;

•	changes in government regulation or governmental price controls;

•	changes in medical practices;

•	the assertion of product liability claims; and

•	changes in general business conditions.

     Any decrease in research and development expenditures or in the size, scope or frequency of clinical trials conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

Changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business.

     Demand for our software products, services and hosted solutions is largely a function of regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the U.S. Food and Drug Administration, or FDA, and by foreign governments. In recent years, efforts have been made to streamline the FDA approval process and coordinate U.S. standards with those of other developed countries. Any change in the scope of applicable regulations and regulatory guidance could alter the type or amount of clinical trial spending or negatively impact interest in our software products, services and hosted solutions.

Any regulatory reform that limits or reduces the research and development spending of entities conducting clinical research upon which our business depends could have a material adverse effect on our revenues or gross margins.

     In addition, any failure to conform our software products, services and hosted solutions to domestic or international changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business. Changing our software products, services and hosted solutions to allow our customers to comply with future changes in regulation or regulatory guidance, either domestically or internationally, could cause us to incur substantial costs. We cannot assure you that our product and service offerings will allow our customers and potential customers to stay in compliance with regulations and regulatory guidance as they develop. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities conducting clinical research may be unwilling to use our software products, services and hosted solutions.

If entities engaged in clinical trials do not shift from traditional paper-based methods of collecting clinical trial data to electronic systems, we may not achieve the market penetration necessary to obtain or maintain profitability.

     If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to be profitable.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will be harmed.

     The market for our software products, services and hosted solutions is characterized by rapidly changing technologies, evolving industry standards and frequent new product and service introductions and enhancements that may render existing products and services obsolete. Accordingly, we are susceptible to rapid and significant declines in market share due to unforeseen changes in the features, functions or pricing of competing products. Barriers to entry are relatively low and, with the introduction of new technologies and new market entrants, we expect that competition will increase. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, gross margins or market share. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.

     Some of our current competitors, as well as many of our potential competitors, have greater name recognition, longer operating histories and significantly greater resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger customer bases, more widely adopted proprietary technologies, greater marketing expertise and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our products and services are more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our software products, services and hosted solutions. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors.

Changing customer or prospective customer requirements could decrease the demand for our products and services, which would adversely affect our revenues and operating results.

     Our future success will depend in large part on our ability to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of our customers and prospective customers. To achieve our goals, we need to effectively respond to our customers’ and prospective customers’ needs, technological changes and new industry standards and developments in a timely manner. If we are unable to enhance our existing product and service offerings or develop new products and services to meet changing requirements, demand for our software products, services and hosted solutions could suffer and our revenues and operating results could be materially adversely affected. We could also incur substantial costs if we need to modify our products or services, or information technology infrastructure, to adapt to technological changes or new industry standards or developments.

Risks Related to Our Company

We have incurred substantial losses in the past and may not be profitable in the future.

     We have incurred significant losses in each fiscal year since our inception in June 1997, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $105.0 million at June 30, 2004. You should not consider recent quarterly revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

We operate in an emerging market, which makes it difficult to evaluate our business and future prospects.

     We were incorporated in June 1997 and operate in an emerging market. Accordingly, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	generate sufficient revenues to achieve and maintain profitability;

•	manage growth in our operations;

•	attract and retain customers;

•	attract and retain key personnel;

•	develop and renew strategic relationships; and

•	access additional capital when required and on reasonable terms.

     We cannot be certain that we will successfully address these and other challenges, risks and uncertainties or that our business model will be successful. Failure to do so could adversely affect our business, results of operations or financial condition.

Our software products and hosted solutions are at varying stages of market acceptance and the failure of any of our products to achieve wide acceptance would harm our operating results.

     We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001. Continued use of our Clintrial and Clintrace software products, and broad and timely acceptance of our InForm product, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

•	our customers’ and prospective customers’ desire for and acceptance of our electronic data capture, management and adverse event reporting software solutions;

•	our software products and hosted solutions’ ability to support large numbers of users and manage vast amounts of data;

•	our customers’ ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trials; and

•	our ability to significantly expand our internal resources and increase our capital and operating expenses to support the anticipated growth and continued integration of our software products, services and hosted solutions.

     Our failure to address, mitigate or manage these risks would seriously harm our business, particularly if the failure of any or all of our software products or hosted solutions to achieve market acceptance negatively affects our sales of our other products and services.

Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

     Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $4.1 million for the quarter ended December 31, 2003 to operating income of $946,000 for the quarter ended June 30, 2004. Our results of operations in any given quarter will be based on a number of factors, including:

•	the extent to which our software products, services and hosted solutions achieve or maintain market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	the competitive environment in which we operate;

•	the timing of our product sales and the length of our sales and implementation cycles;

•	changes in our operating expenses;

•	our ability to hire and retain qualified personnel;

•	changes in the regulatory environment related to the clinical trial market;

•	the financial condition of our current and potential customers; and

•	the timing, size and integration success of potential future acquisitions.

     A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

We may be required to spend substantial time and expense before we recognize a significant portion of the revenues, if any, attributable to our customer contracts.

     The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted electronic data capture solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon the execution of our software term licenses, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

The loss of one or more major customers could materially and adversely affect our results of operations and financial condition.

     Our top five customers accounted for approximately 37% of our revenues during 2002, approximately 32% of our revenues during 2003 and approximately 34% of our revenues during the three months ended June 30, 2004. Moreover, sales to one customer, Eli Lilly and Company, a holder of approximately one percent of our outstanding capital stock, accounted for approximately 10% of our revenues for the fiscal year ended December 31, 2003 and 12% for the three months ended June 30, 2004. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

Interruptions or delays in service from our third party providers could impair the delivery of our hosted InForm electronic data capture solution and harm our business.

     We host our InForm electronic data capture software solution at third-party facilities. Consequently, the occurrence of a natural disaster or other unanticipated problems at the facilities of our third-party provider could result in unanticipated interruptions in our customers’ access to our InForm electronic data capture software solution. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted InForm electronic data capture solutions, representing approximately 38% of our total revenues for the three months ended June 30, 2004, are subject to service level agreements that guarantee certain levels of uptime reliability. These agreements provide for 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

Failure of our technology and products could harm our business and operating results.

     The technology underlying our software products and hosted solutions processes vast amounts of clinical trial data. Customers relying on our products to collect, manage and report clinical trial information may have a greater sensitivity to product errors and security vulnerabilities than customers of software products in general. In the past, failures of our technology and human error have negatively impacted the data capture, management or reporting capabilities of our products, and new errors may be detected in the future. Any delay or failure of our technology may result in the disruption of the clinical trial process and could harm our business and operating results. Product or service errors could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products and services in the future. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, security breaches, whether intentional or accidental, could expose us to a risk of loss of data, litigation and possible liability.

The global nature of our business exposes us to multiple risks.

     For the year ended December 31, 2003 and the three months ended June 30, 2004, approximately 39% and 41%, respectively, of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

•	difficulties in staffing, managing and supporting operations in multiple countries;

•	tariff and international trade barriers;

•	fewer legal protections for intellectual property and contract rights abroad;

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future;

•	government currency control and restrictions on repatriation of earnings;

•	fluctuations in foreign currency exchange and interest rates; and

•	political and economic changes, hostilities and other disruptions in regions where we currently operate or may operate in the future.

     Negative developments in any of these areas in one or more countries could result in a reduction in demand for our software products, services and hosted solutions, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could adversely affect our business, results of operations or financial condition. Moreover, with regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. This creates a foreign currency exchange risk for us that could have a material adverse effect on our results of operations and financial condition.

We may lose or delay revenues related to our hosted solutions if our customers terminate or delay their contracts with us.

     Certain of our hosted electronic data capture and other service and consulting contracts are subject to cancellation by our customers at any time with limited notice. Entities engaged in clinical trials may terminate or delay a clinical trial for various reasons including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forego a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment and production problems resulting in shortages of required clinical supplies. In the case of our hosted solutions, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future. Because we do not recognize any portion of a hosted service contract’s revenue until the implementation cycle is complete, the termination or delay of our customers’ clinical trials could result in decreased or delayed revenues under these contracts which could materially harm our business.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

     Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, noncompetition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we market our software products, services and hosted solutions may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology.

     We are, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, Dr. Mark L. Kozam, doing business under the name MLK Software, has filed a complaint against us and one of our customers alleging that we infringe a patent claimed to be owned by Dr. Kozam. This case is still in the initial pleading stage. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the Kozam claim referenced above, that we will indemnify our customers, against third party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

Our business could be seriously harmed by our dependence on a limited number of suppliers.

     We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on IBM Corporation to provide the server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service may reduce our revenue, cause customers to terminate their contracts and adversely affect our customer renewals.

We could incur substantial costs resulting from product liability claims relating to our products or services or our customers’ use of our products or services.

     Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

We and our products and services could be subjected to governmental regulation, requiring us to incur significant compliance costs or to cease offering our products and services.

     The clinical trial process is subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our electronic data capture, management and adverse event reporting products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.

     We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	the price we pay or other resources that we devote may exceed the value we eventually realize or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	the diversion of management’s attention from other business concerns; and

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products.

     In addition, if we finance any future acquisitions by issuing equity securities or convertible debt, our existing stockholders may be diluted or the market price of our stock may be adversely affected. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

If we are unable to retain our personnel and hire additional skilled personnel, we may be unable to achieve our goals.

     Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Each of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of any member of our management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. In addition, because of the technical nature of our software products, services and hosted solutions and the dynamic market in which we compete, any failure to attract and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could have a material adverse affect on our ability to generate sales or successfully develop new software products, services and hosted solutions or software enhancements.

Failure to manage our rapid growth effectively could harm our business.

     We have been experiencing a period of rapid growth that has placed a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to June 30, 2004, the number of our employees increased from 35 to approximately 359. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We also must attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

     We anticipate that our current cash and cash equivalents will be sufficient to meet our current needs for general corporate purposes. However, we may need additional financing to execute on our current or future business strategies, including to:

•	hire additional personnel;

•	develop new or enhance existing software products, services and hosted solutions;

•	enhance our operating infrastructure;

•	acquire businesses or technologies; or

•	otherwise respond to competitive pressures.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our software products, services and hosted solutions, or otherwise respond to competitive pressures would be significantly limited.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

     We have a loan agreement with a bank that provides for a $5.0 million working capital credit line. Our loan agreement restricts our ability to:

•	redeem subordinated indebtedness;

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	make investments;

•	sell assets;

•	pay dividends or make distributions on, or repurchase, our stock; or

•	consolidate or merge with other entities.

     In addition, our credit facilities require us to meet specified revenue thresholds and maintain specified financial ratios and tests. The operating and financial restrictions and covenants in these credit facilities, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan agreement, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.

     At December 31, 2003, we were in violation of a financial covenant requiring us to achieve quarterly revenues of $16.0 million, net of reimbursable out-of-pocket expenses, for which we received a waiver from the bank. That waiver, however, did not remove or limit the financial covenants we must satisfy under the loan agreement in the future. Although we believe we are currently in compliance under this agreement, we cannot assure you that if a future violation occurs we will receive a waiver or that our indebtedness will not be accelerated. While we believe that we will have sufficient resources to fund any amounts which may become due under these credit facilities, we cannot assure you that we will have sufficient assets to repay our credit facilities upon any default or that the bank will not seek to enforce its remedies against us. If we were unable to repay those amounts, the bank could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan agreement. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others.

In the course of conducting our business, we possess or could be deemed to possess personal medical information in connection with the conduct of clinical trials, which if we fail to keep properly protected, could subject us to significant liability.

     Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trails. This information is or could be considered to be personal medical information of the clinical trial participants. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants from our customers, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in the public markets and subject us to securities class action litigation.

     We only recently completed our initial public offering. Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not continue to develop or be sustained. Market prices for securities of software, technology and health care companies have been particularly volatile. The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock . Some of the factors that may cause the market price of our common stock to fluctuate include:

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	the failure of any of our software products, services and hosted solutions to achieve or maintain commercial success;

•	changes in market valuations of similar companies;

•	success of competitive products and technologies;

•	future issuances of securities or the incurrence of debt by us, or other changes in our capital structure;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States and foreign countries;

•	litigation involving our company or our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

     In addition, if the market for software, technology or health care stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

     Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of lock-up agreements applicable to some of our stockholders 180 days following our July 2004 initial public offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 20, 2004, we had 31,760,044 shares of common stock outstanding. Approximately 26,510,044 shares, or 84% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws, in the near future as set forth below.

Number of Shares and	Date Available for Sale
% of Total Outstanding	Into Public Market
361,475 shares, or 1.1%	On or after October 13, 2004.
25,485,503 shares, or 80.2%	On or after January 11, 2005, subject to extension in specified instances, due to lock-up agreements between the holders of these shares and the underwriters. However, Thomas Weisel Partners LLC, the managing underwriter in our initial public offering, can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time.
400,118 shares, or 1.3%	On or after January 11, 2005 due to a lock-up agreement between the holders of these shares and us. However, the managing underwriter of our July 2004 initial public offering can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time.

     In addition, as of June 30, 2004, there were 34,330 shares subject to an outstanding warrant that will become eligible for sale in the public market to the extent permitted by the lock-up agreement and the applicable requirements of the federal securities laws. We have also registered, on Form S-8, 4,474,349 shares that we may issue pursuant to outstanding options and an additional 1,920,000 shares reserved for future issuance under our stock option and stock purchase plans that will be eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the lock-up agreements. Moreover, holders of an aggregate of 25,093,840 shares of our common stock as of June 30, 2004, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our directors and management exercise significant control over our company.

     Our directors and executive officers and their affiliates collectively control approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Delaware law and our corporate documents may prevent or frustrate a change in control or a change in management that stockholders believe is desirable.

     Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

     The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

     The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the six months ended June 30, 2003 and 2004, 39% and 40%, respectively of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than U.S. dollars. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

     As of June 30, 2004, we had $3.7 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2004, our foreign exchange exposure would have fluctuated by approximately $300,000. In addition, our subsidiaries have intercompany accounts that eliminate upon consolidation, however, such accounts expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense), while exchange rate fluctuations on long-term intercompany accounts are recorded in other comprehensive income or loss in stockholders’ deficit. We have recently implemented a risk management process that monitors monthly activity through the use of various internal controls. This process is designed to minimize foreign currency exposures. To date, we have not entered into any hedging contracts.

Interest Rate Sensitivity

     We had unrestricted cash and cash equivalents totaling $26.4 million at June 30, 2004. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

     We have lines of credit which bear interest based upon the prime rate. At June 30, 2004, there was $2.5 million outstanding under our working capital line of credit. If the prime rate fluctuated by 10% as of June 30, 2004, interest expense would have fluctuated by approximately $5,000.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in are effective in enabling us to record, process, summarize and report information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 within the applicable time period prescribed by the Securities and Exchange Commission. From time to time, we review the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

     (b) Changes in Internal Controls

     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially and adversely affect our financial condition or results of operations.

     On April 26, 2004, Datasci, LLC (“Datasci”) filed suit (Civil Action No. 04-1328 (MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of our customers. Datasci had asserted that our InForm, Clintrial and Clintrial Integration Solution products and our services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought an injunction and unspecified damages from each of us and Quintiles.

     On May 4, 2004, we filed an Answer and Counterclaim to Datasci’s complaint denying that it infringes the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. Our Counterclaim sought a declaratory judgment that we do not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in our Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against Phase Forward and Quintiles. In its filing, Datasci disclosed that it did not exist when its complaint against Phase Forward and Quintiles was filed. That motion was granted and, thus, the entire action was dismissed on August 5, 2004. Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-CV-1787 (PJM)) in the same court where Datasci filed its initial complaint against us and Quintiles. Dr. Kozam’s complaint contains the same allegations and seeks the same remedies that were contained in the Datasci complaint. On June 22, 2004, we filed an Answer and Counterclaim to Dr. Kozam’s complaint denying that we infringes the patent, challenging the validity of the patent, asserting numerous affirmative defenses, and counterclaiming for a declaratory judgment that we do does not infringe any valid claim of the patent. Dr. Kozam responded by denying all the allegations in our Counterclaim.

     Although this action is in the initial pleading stage, we are prepared to vigorously defend the claims and pursue our Counterclaims and any other remedies available to us. Due to the preliminary nature of this action, we are unable to assess whether its outcome will have a material adverse effect on our results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     During the quarter ended June 30, 2004, we granted options to purchase an aggregate of 20,555 shares of our common stock to employees under our Amended and Restated 1997 Stock Option Plan, at a weighted average exercise price of $6.00 per share. In addition, we issued 50,658 shares of common stock during the quarter ended June 30, 2004 in connection with the exercise of outstanding options under our 1997 Stock Option Plan by 17 of our employees, at a weighted exercise price of $0.92 per share. These option exercises resulted in aggregate proceeds to us of approximately $46, 827. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

     On July 20, 2004, we closed the sale of an aggregate of 5,250,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $7.50 per share. The managing underwriters in the offering were Thomas Weisel Partners LLC, Piper Jaffray & Co. and Raymond James & Associates, Inc. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Reg. No. 333-113594) that was declared effective by the SEC on July 13, as amended by Post-Effective Amendment No. 1 and No. 2 to Form S-1 Registration Statement (Reg. No. 333-113594) declared effective by the SEC on July 14, 2004 and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act of 1933 that was filed on July 15, 2004 (Reg. No. 333-113594). The offering commenced on July 15, 2004 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 787,500 shares of our common stock from us within 30 days of the offering. As of the date hereof, the underwriters have not exercised the overallotment option. There were no selling stockholders in the offering.

     The aggregate price of the offering amount registered on our behalf was approximately $39.4 million. In connection with the offering, we paid approximately $2.8 million in underwriting discounts and commissions to the underwriters and incurred an estimated $2.0 million in other offering-related expenses. Entities affiliated with Thomas Weisel Partners LLC, a managing underwriter in the offering, beneficially own in the aggregate more than ten percent of our outstanding common stock. Accordingly, Thomas Weisel Partners LLC may be deemed to be an affiliate of ours. We paid approximately $1.2 million in underwriting discounts and commissions to Thomas Weisel Partners LLC in connection with the offering. Except as described in the preceding sentence, none of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $34.6 million. We currently expect to use the proceeds to us in conformity with our intended use outlined in the prospectus related to the offering. To date, other than the repayment of our $2.5 million equipment line of credit as disclosed in the prospectus, none of the net proceeds from the initial public offering has been applied. Pending such application, we have invested or plan to invest the remaining net proceeds of the offering in cash and cash equivalent assets in accordance with our investment policy in one or more of the following fixed income instruments: money-market mutual funds, U.S. Government agencies and direct and guaranteed obligations of the United States, as well as corporate bonds. None of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.

     During the quarter ended June 30, 2004, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 20, 2004, we obtained the approval by written consent, in lieu of a special meeting of stockholders, of the holders of our capital stock to:

•	approve an amendment to our fifth restated certificate of incorporation to temporarily reduce to $9.50 per share (i) the initial public offering price of our common stock at or above which would cause the automatic conversion of our preferred stock into common stock upon closing of our initial public offering and (ii) the initial public offering price of our common stock at or below which the holders of our series C preferred stock and series D preferred stock would be entitled to receive their respective liquidation payments in an initial public offering;

•	approve the amendment and restatement of our by-laws effective upon the closing of our initial public offering;

•	approve the amendment and restatement of our fifth restated certificate of incorporation, as amended, to take effect immediately prior to the effectiveness of the registration statement for our initial public offering;

•	adopt our 2004 Stock Option and Incentive Plan and approve the reservation of 1,500,000 shares of our common stock thereunder;

•	approve certain amendments to our Amended and Restated 2003 Non-Employee Director Stock Option Plan;

•	adopt our 2004 Employee Stock Purchase Plan and approve the reservation of 320,000 shares of our common stock thereunder; and

•	approve the further amendment and restatement of our amended and restated certificate of incorporation to be filed with the Delaware Secretary of State upon the closing of our initial public offering.

All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 20,593,922 shares of capital stock signed the action by written consent.

     On June 4, 2004, we obtained the approval by written consent, in lieu of a special meeting of stockholders, of the holders of our capital stock to:

•	approve the payment of a special cash dividend on each issued and outstanding share of our series B preferred stock, series C preferred stock and series D preferred stock equal to five percent (5%) of the applicable original issue price of such shares; and

•	approve an amendment to our fifth restated certificate of incorporation, as then amended to date, to temporarily reduce to $7.50 per share (i) the initial public offering price of our common stock at or above which would cause the automatic conversion of our preferred stock into common stock upon closing of our initial public offering and (ii) the initial public offering price of our common stock at or below which the holders of our series B preferred stock, would be entitled to receive their respective liquidation payments in an initial public offering.

All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 20,329,082 shares of capital stock signed the action by written consent.

Item 5. Other Information

     Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the SEC. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) Reports on Form 8-K.

     No Reports on Form 8-K were filed or furnished by us during the fiscal quarter ended June 30, 2004.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phase Forward Incorporated
By:	/s/ Robert K. Weiler
Robert K. Weiler
Chief Executive Officer (Duly authorized officer)

By:	/s/ John J. Schickling
John J. Schickling
Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: August 13, 2004

Exhibit Index

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.