Form 10-Q
period 2004-09-30
PHASE FORWARD INC
filed 2004-11-10
CIK 1050180

Use these links to rapidly review the document
Phase Forward Incorporated INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50839

Phase Forward Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3386549 (I.R.S. Employer Identification No.)
880 Winter Street Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)
(888) 703-1122 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

        As of October 27, 2004, the registrant had 32,338,409 shares of Common Stock outstanding.

Phase Forward Incorporated

INDEX

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31, 2003	As of September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$19,046	$58,861
Short-term investments	—	1,279
Accounts receivable, net of allowance of $425 and $470 in 2003 and 2004, respectively	22,947	14,266
Deferred set up costs, current portion	1,115	1,268
Prepaid commissions and royalties, current portion	2,192	3,113
Prepaid expenses and other current assets	1,434	2,340

Total current assets	46,734	81,127

Property and equipment, net	5,299	5,408
Restricted cash, net of current portion	1,611	—
Deferred set up costs, net of current portion	697	495
Prepaid commissions and royalties, net of current portion	2,527	3,151
Goodwill	23,780	22,128
Other assets	196	200

Total assets	$80,844	$112,509

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Lines of credit	$2,500	$—
Current portion of notes payable	2,218	2,850
Accounts payable	947	1,603
Accrued expenses	10,973	12,051
Restructuring accrual	1,989	970
Deferred revenue, current portion	33,050	31,392

Total current liabilities	51,677	48,866

Notes payable, net of current portion	1,970	2,339
Restructuring accrual, net of current portion	497	—
Deferred revenue, net of current portion	4,738	2,501
Deferred rent	288	1,270

Total liabilities	59,170	54,976

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock at redemption value	123,951	—
Redeemable convertible preferred stock warrant	169	—
Stockholders' (deficit) equity:
Common stock, $.01 par value:
Authorized—32,804 and 100,000 shares in 2003 and 2004, respectively—Issued—3,602 and 32,372 shares in 2003 and 2004, respectively	36	324
Additional paid-in capital	—	165,308
Subscription receivable	(627)	(113)
Deferred stock-based compensation	(2,333)	(2,210)
Treasury stock, 37 shares at cost in 2003 and 2004	(111)	(111)
Accumulated other comprehensive loss	(500)	(545)
Accumulated deficit	(98,911)	(105,120)

Total stockholders' (deficit) equity	(102,446)	57,533

Total liabilities and stockholders' (deficit) equity	$80,844	$112,509

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
License	$5,385	$7,352	$15,315	$19,875
Service	10,818	11,657	30,511	33,789

Total revenues	16,203	19,009	45,826	53,664
Costs of revenues:
License	553	501	1,882	1,371
Service(1)	7,380	6,890	21,567	20,513

Total cost of revenues	7,933	7,391	23,449	21,884
Gross margin:
License	4,832	6,851	13,433	18,504
Service	3,438	4,767	8,944	13,276

Total gross margin	8,270	11,618	22,377	31,780

Operating expenses:
Sales and marketing(1)	3,338	3,509	9,769	10,350
Research and development(1)	2,554	3,170	7,746	9,124
General and administrative(1)	2,409	3,963	7,451	9,509

Total operating expenses	8,301	10,642	24,966	28,983

Income (loss) from operations	(31)	976	(2,589)	2,797
Other income (expense):
Interest income	28	138	87	310
Interest expense	(88)	(45)	(273)	(255)
Other income (expense)	99	(143)	242	(72)

Total other income (expense)	39	(50)	56	(17)

Income (loss) before provision for income taxes	8	926	(2,533)	2,780
Provision for income taxes	116	604	252	1,645

Net income (loss)	(108)	322	(2,785)	1,135
Accretion of preferred stock and dividend declared	1,918	417	5,754	8,953

Net loss applicable to common stockholders	$(2,026)	$(95)	$(8,539)	$(7,818)

Net loss per share applicable to common stockholders—basic and diluted	$(0.60)	$(0.00)	$(2.55)	$(0.70)

Weighted average number of common shares used in net loss per share calculations—basic and diluted	3,399	26,249	3,354	11,149

(1) Amounts include stock-based expenses, as follows:
Costs of service revenues	$232	$26	$234	$76
Sales and marketing	70	31	95	111
Research and development	68	69	109	248
General and administrative	36	558	36	1,168

Total stock-based expenses	$406	$684	$474	$1,603

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net income (loss)	$(2,785)	$1,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,961	2,270
Stock-based compensation	474	1,603
Foreign currency exchange gain (loss)	(257)	65
Provision for allowance for doubtful accounts	—	165
Non-cash income tax expense	—	1,652
Deferred rent	(62)	976
Changes in assets and liabilities:
Accounts receivable	927	8,394
Deferred costs	(664)	(1,502)
Prepaid expenses and other current assets	244	(902)
Accounts payable	12	667
Accrued expenses	(701)	(698)
Deferred revenue	(1,171)	(3,831)

Net cash provided by (used in) operating activities	(22)	9,994

Investing activities
Purchase of short-term investments	—	(1,279)
Purchase of property and equipment	(2,375)	(2,385)
Decrease in restricted cash, net	311	1,611
Decrease (increase) in other assets	187	(10)

Net cash used in investing activities	(1,877)	(2,063)

Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	2,570	2,928
Payments on lines of credit and notes payable	(2,823)	(4,428)
Payment of dividend payable	—	(4,700)
Stock issuance costs	—	(5,215)
Repurchase of restricted common stock	(111)	—
Proceeds from issuance of common stock	112	42,815
Proceeds from repayment of subscriptions receivable	—	514

Net cash provided by (used in) financing activities	(252)	31,914

Effect of exchange rate changes on cash and cash equivalents	626	(30)

Net change in cash and cash equivalents	(1,525)	39,815
Cash and cash equivalents at beginning of year	17,960	19,046

Cash and cash equivalents at end of period	$16,435	$58,861

Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$5,754	$4,253

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.     Organization and Basis of Presentation

Organization

        Phase Forward Incorporated (the "Company") is a provider of integrated enterprise-level electronic data capture, data management and adverse event reporting software solutions for use in the clinical trial component of the its customers' global research and development initiatives. The Company offers software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials.

        The Company has operations in the United States, United Kingdom, France, Germany, Japan and Australia.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2003 and 2004 and its cash flows for the nine months ended September 30, 2003 and 2004. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement No. 333-113594 on Form S-1, as amended. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

        On July 20, 2004, the Company completed an initial public offering ("IPO") of 5,250,000 shares of common stock at $7.50 per share. In connection with the IPO, all of the outstanding shares of the Company's preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the IPO. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the SEC.

        The sale of the 5,580,000 shares of common stock in connection with the IPO resulted in net proceeds to the Company of $36,635 after deducting underwriters' discounts and offering-related expenses.

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

Revenue Recognition and Deferred Setup Costs

        The Company derives revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses of the Company's InForm, Clintrial and Clintrace software products. Service revenue is derived from the Company's delivery of the hosted solution of its InForm software product, consulting services and customer support, including training.

        The components of revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
License	$5,385	$7,352	$15,315	$19,875
Application hosting services	5,198	7,238	15,300	19,840
Consulting services	1,723	1,192	4,042	3,971
Customer support	3,897	3,227	11,169	9,978

Total	$16,203	$19,009	$45,826	$53,664

        The Company recognizes software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity's Hardware and SEC Staff Accounting Bulletin (SAB) Nos. 101 and 104, Revenue Recognition. On August 1, 2003, the Company adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This adoption did not have, and is not expected to have in future reporting periods, a material impact on the Company's financial position or results of operations.

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

        The Company generally enters into software term licenses with its customers for three to five year periods. These arrangements typically include multiple elements: a software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills the annual license fee for the first year of a multi-year contract in advance and bills the license fees for the subsequent years on each anniversary date. The Company's payment terms are generally net 30 days.

        The Company's software license revenue is earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

        The Company generally bundles customer support with the software term license for the entire term of the license. As a result, the Company generally recognizes revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenue recognized for these arrangements to the different elements based on management's estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenues from certain follow-on consulting services that are sold separately to customers with existing software licenses, and are not considered part of a multiple element arrangement, are recognized as the services are performed.

        In addition to making its software products available to customers through licenses, the Company offers its InForm electronic data capture software product through a fully-hosted, turnkey deployment. Revenues resulting from application hosting services consist of three stages for each clinical trial. The first stage includes trial and application setup, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis, based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from application hosting and related services over the hosting period. Fees charged and costs incurred for the trial system design, setup and implementation are deferred and capitalized as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application setup, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period.

        In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized and all deferred setup costs are expensed and certain termination related fees may be charged.

        The Company capitalized $1,139 and $1,331 of deferred setup costs and amortized $1,302 and $1,380 during the nine months ended September 30, 2003 and 2004, respectively. The amortization of deferred setup costs is a component of cost of services.

        The Company continues to sell the Clintrial and Clintrace software products to certain existing customers as perpetual software licenses with the option to purchase customer support. The Company does not generally sell perpetual licenses to new customers. The Company has established vendor specific objective evidence of fair value for the customer support in these arrangements. Accordingly, the license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. The customer support is recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenue from its perpetual license customer base. Training revenue is recognized as earned.

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

        In November 2001, the EITF of the Financial Accounting Standards Board (FASB) issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF Issue No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. The Company included $831 and $614 of reimbursable out-of-pocket expenses in service revenue and cost of service revenue in the nine months ended September 30, 2003 and 2004, respectively.

Prepaid Sales Commissions and Royalties

        The Company capitalized $2,143 and $2,820 of commissions and amortized to sales and marketing expense $1,223 and $2,002 during the nine months ended September 30, 2003 and 2004, respectively. The Company capitalized $1,459 and $2,568 of royalties and amortized to cost of revenues $1,511 and $1,841 during the nine months ended September 30, 2003 and 2004, respectively.

Net Loss Per Share

        Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. The Company's potentially dilutive shares, which include outstanding common stock options, warrants, and redeemable convertible preferred stock also have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Redeemable convertible preferred stock is included in the weighted average shares outstanding from the date of the conversion into common stock upon the consummation of the IPO. The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Computation of basic and diluted net loss per share:
Net loss applicable to common stockholders	$(2,026)	$(95)	$(8,539)	$(7,818)

Weighted average shares outstanding	3,461,673	26,268,826	3,427,438	11,178,874
Less: Weighted average unvested restricted common shares outstanding	(62,587)	(19,670)	(73,316)	(30,399)

Shares used in computing net loss per share	3,399,086	26,249,156	3,354,122	11,148,475

Net loss per share applicable to common stockholders—basic and diluted	$(0.60)	$(0.00)	$(2.55)	$(0.70)

        The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2003 and 2004, as they would be anti-dilutive.

	As of September 30,
	2003	2004
Redeemable convertible preferred stock	22,841,157	—
Options outstanding	4,146,500	4,204,423
Unvested restricted shares	57,222	14,305
Warrant	34,330	34,330

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's subsidiaries in the United Kingdom, France, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders' (deficit) equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded a foreign currency gain of $112 and a foreign currency loss of $103 in the three months ended September 30, 2003 and 2004, respectively, and a gain of $257 and a loss of $65 in the nine months ended September 30, 2003 and 2004, respectively, and such gains and losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Cash, Cash Equivalents and Short-term Investments

        The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. At December 31, 2003 and September 30, 2004, cash equivalents primarily consisted of money market funds that were readily convertible to cash. At September 30, 2004, short-term investments consisted of a corporate debenture maturing in February 2005.

        At December 31, 2003, the Company had approximately $1,611 of restricted cash held in certificates of deposit as collateral for letters of credit related to facility leases. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

        Cash, cash equivalents and short-term investments as of December 31, 2003 and September 30, 2004 were as follows:

	December 31, 2003
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$14,927	$14,927
Money market funds	Demand	4,119	4,119

Total cash and cash equivalents		$19,046	$19,046

	September 30, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$15,229	$15,229
Investments less than 90 days	58-85 days	9,511	9,510
Money market funds	Demand	32,221	32,221
Certificate of deposit	30 days	1,700	1,700

Total cash and cash equivalents		$58,861	$58,860

Short-term investments	172 days	$1,279	$1,276

        The Company has had no realized gains or losses to date on the sale of cash equivalents and short-term investments.

Stock-Based Compensation

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will continue to account for options granted under its stock-based compensation plans for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required.

        The following tables illustrate the assumptions used and the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used and weighted average information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Average risk-free interest rate	3.69	—	3.40	3.61
Expected dividend yield	—	—	—	—
Expected life	7 years	—	7 years	7 years
Expected volatility	—	—	—	0-90%
Weighted average fair value at grant date	$4.81	—	$2.46	$6.00

        Had compensation costs been determined consistent with SFAS No. 123, the Company's net loss would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders, as reported	$(2,026)	$(95)	$(8,539)	$(7,818)
Add: Stock-based compensation expense included in reported net income (loss)	406	684	474	1,603
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(833)	(881)	(1,545)	(2,084)

Pro forma net loss	$(2,453)	$(292)	$(9,610)	$(8,299)

Pro forma net loss per share applicable to common stockholders	$(0.72)	$(0.01)	$(2.87)	$(0.74)

3.     Goodwill

        A rollforward of the net carrying amount of goodwill is as follows:

Nine Months Ended September 30, 2004
Balance as of December 31, 2003	$23,780
Utilization of acquired net operating losses	(1,652)

Balance as of September 30, 2004	$22,128

        The Company acquired Clinsoft Corporation, which developed and sold the Clintrial and Clintrace products, on August 14, 2001. The goodwill resulting from the acquisition is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test for the year ended December 31, 2003 as of October 1, 2003 and determined that no impairment of goodwill or intangible assets existed. As of September 30, 2004, the Company had no reason to believe that any impairment had occurred since December 31, 2003.

        The utilization of acquired net operating losses reflects a reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes.

4.     Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31, 2003	As of September 30, 2004
Accrued payroll and related benefits	$4,682	$4,566
Accrued other expenses	4,694	4,844
Accrued royalties	1,597	2,641

	$10,973	$12,051

5.     Restructuring Charge

        The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company's corporate headquarters in December 2003. Of this amount, $2,486 represents the loss on a facilities lease and $2,017 is related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represents 15 months of rent remaining under an existing lease and related operating expenses. The Company anticipates that the lease loss will be settled by March 2005. The Company does not anticipate any sublease income over the remaining term of the lease agreement.

        The rollforward of the restructuring charge is as follows:

Lease Loss
Balance as of December 31, 2003	$2,486
Payments made during the nine months ended September 30, 2004	(1,516)

Balance as of September 30, 2004	$970

6.     Income Taxes

        The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that could not be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock-based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of our U.S. operations and the inability to offset taxable income for financial statement purposes through the use of net operating loss carryforwards. In utilizing our net operating loss carryforwards, the Company is required to use its oldest net operating losses first. As a result the Company will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities but will not reduce the income tax expense required for financial statement purposes. This cash benefit will be reflected as a reduction of goodwill. Additionally, the Company's effective tax rate exceeds its statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

7.     Debt

Lines of Credit

        Between April 2000 and September 2004, the Company entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these notes ranges from prime rate (4.0% and 4.75% at December 31, 2003 and September 30, 2004, respectively) to prime rate plus 1.0%. As of December 31, 2003 and September 30, 2004, there was a total of $4,188 and $5,189, respectively, outstanding under all of the Company's equipment lines of credit. At December 31, 2003 and September 30, 2004 there was $2,155 and $3,056 respectively, available under the equipment lines of credit.

        In 2003, the Company renewed its $2,500 working capital line of credit with a bank. Interest accrued at prime rate plus 0.25%. Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line shall be immediately due and payable on March 31, 2006. As of December 31, 2003 and September 30, 2004, respectively, $2,500 and $0 was outstanding under the working capital line of credit. At September 30, 2004, there was $3,389 available under the line of credit, which reflects amounts used to replace the restricted cash associated with the Company's leased facilities.

        Borrowings under these agreements are secured by substantially all assets of the Company, excluding intellectual property. The Company has entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits the Company from pledging its intellectual property to others. Under the terms of the agreements, as amended in March 2004, the Company is required to comply with certain financial covenants, including attainment of minimum revenues, minimum earnings and financial ratios. At December 31, 2003, the Company was in violation of the financial covenant related to minimum revenue levels in the fourth quarter of 2003 and received a waiver from the bank. At September 30, 2004, the Company was in compliance with all financial covenants.

8.     Contingencies

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

        On April 26, 2004, Datasci, LLC ("Datasci") filed suit (Civil Action No. 04-1328 (MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of the Company's customers. Datasci had asserted that the Company's InForm, Clintrial and Clintrial Integration Solution products and its services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought an injunction and unspecified damages from each of the Company and Quintiles.

        On May 4, 2004, the Company filed an Answer and Counterclaim to Datasci's complaint denying that it infringes the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. The Company's Counterclaim sought a declaratory judgment that the Company does not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in the Company's Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against Phase Forward and Quintiles. In its filing, Datasci disclosed that it did not exist when its complaint against Phase Forward and Quintiles was filed. That motion was granted and, thus, the entire action was dismissed on August 5, 2004.

        Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-1787 (MJG)) in the same court where Datasci filed its initial complaint against Phase Forward and Quintiles. Dr. Kozam's complaint contains the same allegations and seeks the same remedies that were contained in the Datasci complaint. On June 22, 2004, the Company filed an Answer and Counterclaim to Dr. Kozam's complaint denying that it infringes the patent, challenging the validity of the patent, asserting numerous affirmative defenses, and counterclaiming for a declaratory judgment that the Company does not infringe any valid claim of the patent. Dr. Kozam responded by denying all the allegations in the Company's Counterclaim. The Court has added Datasci as a co-plaintiff with Kozam.

        Although this action is in the early stages of discovery, the Company is prepared to vigorously defend the claims and pursue its Counterclaims and any other remedies available to the Company. Due to the preliminary nature of this action, the Company is unable to assess whether its outcome will have a material adverse effect on its results of operations.

        The Company accepts standard indemnification provisions in the ordinary course of business, whereby it may be required to indemnify its customers for certain costs and damages arising from third party claims in connection with alleged or actual infringement of intellectual property. The term of these indemnification provisions generally coincides with the customer's use of the Company's products. The Company has never incurred significant costs to settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

9.     Redeemable Convertible Preferred Stock and Warrant

        On June 1, 2004, the Company's board of directors declared a special cash dividend of $4,700, which was paid on September 15, 2004, to the holders of record of Series B, C and D Preferred Stock as of June 15, 2004. This distribution is included in net loss applicable to common stockholders for the nine months ended September 30, 2004.

        Accretion of Series B, C and D redeemable convertible preferred stock was $1,918 and $417 for the three months ended September 30, 2003 and 2004, and $5,754 and $4,253 for the nine months ended September 30, 2003 and 2004.

        In connection with the closing of the Company's IPO in July 2004, all outstanding shares of the redeemable convertible preferred stock were converted into 22,841,157 shares of common stock and the preferred stock warrant automatically converted into a warrant to purchase 34,330 shares of common stock.

10.   Stockholders' Equity

Common Stock

        On July 20, 2004, the Company completed its IPO of 5,250,000 shares of common stock at $7.50 per share. In connection with the IPO, all of the outstanding shares of the Company's preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the IPO. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the SEC.

        The sale of the 5,580,000 shares of common stock in connection with the IPO resulted in net proceeds to the Company of $36,635 after deducting underwriters' discounts and offering-related expenses.

        During the quarter ended September 30, 2004, the company issued 247,677 shares of common stock resulting in proceeds of $630 from the exercise of common stock options.

        On March 11, 2004, the Board of Directors approved an increase to the number of authorized shares of the capital stock to 105 million shares, consisting of 100 million shares of common stock and 5 million shares of preferred stock. Also on March 11, 2004, the Board of Directors approved the 2004 Stock Option and Incentive Plan and the 2004 Employee Stock Purchase Plan, each to become effective upon the closing of the Company's IPO, and an amendment to the 2003 Non-Employee Director Stock Option Plan, all of which were approved by the stockholders on April 20, 2004. The 2004 Employee Stock Purchase Plan is available to all eligible employees, who may individually purchase a maximum of 10,000 shares annually at a price equal to 85 percent of the lower of the fair market value at the start date of the offering or fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 320,000 shares of common stock for this plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Stock Option and Incentive Plan which will be the successor equity incentive program to the 1997 Stock Option Plan. For the 2003 Non-Employee Director Stock Option Plan, the Company has reserved for issuance an aggregate of 562,000 shares of common stock.

        During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders' (deficit) equity. There was $627 and $113 of these notes receivable outstanding at December 31, 2003 and September 30, 2004, respectively.

11.   Deferred Compensation

        The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company stock prior to July 15, 2004, the Company's Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company's operating and financial performance, the issuances of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company's IPO. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company's common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company's common stock was $10.00 per share. No options were granted in the three months ended September 30, 2004. The Company recorded deferred compensation of $3,060 and $1,480 in the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. In the three month period ended March 31, 2004, the Company granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. As a result of the Company's IPO completed on July 20, 2004, 61,250 of these options were accelerated and became vested and exercisable, resulting in the acceleration of $264,300 in stock-based compensation expense in the three and nine month periods ended September 30, 2004. The Company amortized $406 and $684 of deferred stock-based compensation to expense in the three months ended September 30, 2003 and 2004, respectively. The Company amortized $474 and $1,603 to expense in the nine months ended September 30, 2003 and 2004, respectively. As of September 30, 2004, there was an aggregate of $2,210 of deferred stock-based compensation remaining to be amortized approximately as follows: $374 in the year ending December 31, 2004; $961 in the year ending December 31, 2005; $531 in the year ending December 31, 2006; $234 in the year ending December 31, 2007 and $110 through December 31, 2011. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. (FIN) 28.

12.   Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss)	$(108)	$322	$(2,785)	$1,135
Cumulative translation adjustment	(78)	64	(192)	(45)

Comprehensive income (loss)	$(186)	$386	$(2,977)	$1,090

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

        We are a provider of integrated, enterprise-level electronic data capture, management and adverse event reporting software solutions for use in the clinical trial component of our customers' global research and development initiatives. We offer software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials. By automating essential elements of the clinical trial process, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts and reduce clinical and economic risk.

Initial Public Offering

        On July 20, 2004, the Company completed an initial public offering of 5,250,000 shares of common stock at $7.50 per share. In connection with the offering, all of the outstanding shares of the Company's preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the offering. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the Securities and Exchange Commission ("SEC").

        The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to the Company of $36.6 million after deducting underwriters' discounts and offering-related expenses.

Sources of Revenues

        We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase. One customer, Eli Lilly and Company, the holder of record of approximately one percent of our common stock, accounted for approximately 9% and 12% of our total revenues in the nine months ended September 30, 2003 and 2004, respectively. Our top 20 customers accounted for approximately 66% and 69% of our total revenues in the nine months ended September 30, 2003 and 2004, respectively, net of reimbursable out-of-pocket expenses.

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

        In August 2001, we acquired Clinsoft Corporation, which developed, marketed and sold the Clintrial clinical data management and Clintrace adverse event reporting and tracking products. Historically, Clinsoft sold the Clintrial and Clintrace software products as a perpetual software license with the option to purchase customer support. Following the acquisition and subsequent integration of our software products, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than one percent of total revenue for the nine months ended September 30, 2003 and 2004. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

Service Revenue

        Application Hosting Services.    In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software as a hosted application solution delivered through a standard web-browser, with customer support and training services. Revenue resulting from this hosting service consists of three stages for each clinical trial:

  •
  First stage—trial and application setup, including design of electronic case report forms and edit checks, installation and server configuration of the system;

  •
  Second stage—application hosting and related support services; and

  •
  Third stage—services required to close out, or lock, the database for the clinical trial.

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

        Consulting Services.    Consulting services include the design and documentation of the processes related to our customers' use of our products and services in their clinical trials. Consulting services also include project planning and management services, guidance on best practices in using our software products, as well as implementation services consisting of application architecture design, systems integration, installation and validation. In addition, consulting services revenue includes reimbursable out-of-pocket expenses. Revenues from consulting services included in a multiple element software license agreement or in a hosted solution are recognized ratably over the term of the arrangement. The associated costs are expensed as incurred. Revenues from consulting services that are not included in a multiple element software license arrangement are recognized as services are performed. Fixed priced arrangements are billed based upon contractual milestones, and time-and-materials arrangements are billed monthly.

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

        General and Administrative.    General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and operations, as well as professional fees associated with ongoing legal proceedings.

        Stock-Based Expenses.    Our cost of service revenues and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

        With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the nine months ended September 30, 2003 and 2004, approximately 38% and 41%, respectively, of our revenues were generated in locations outside the United States. In the three months ended September 30, 2003 and 2004, approximately 37% and 44%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues were in currencies other than the U.S. dollar. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase in value when translated into U.S. dollars.

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

        Revenue Recognition and Deferred Setup Costs.    We recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity's Hardware and the SEC's Staff Accounting Bulletin (SAB) Nos. 101 and 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption did not have a material impact on our financial position or results of operations.

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

        We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenue for all elements ratably over the term of the multiple element arrangement. We allocate the revenue for these arrangements to the different elements based on management's estimate of the relative fair value of each element. For our contracts accounted for ratably under SOP 97-2, we allocate to consulting services the anticipated service level throughout the term of the arrangement at an amount equal to what it would have been had those services been sold separately to the customer. The remaining value is allocated to license and support services, with a 10% value allocated to support services. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are generally recognized as the services are performed.

        Revenue from perpetual software licenses represented less than one percent of total revenues for the nine months ended September 30, 2003 and September 30, 2004. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement.

        In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software solution through a hosted application solution delivered through a standard web-browser. Revenue resulting from application hosting services consist of three stages for each clinical trial: the first stage involves application setup, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the second and third stages. Fees charged and costs incurred for the trial system design, setup and implementation are deferred and capitalized as applicable, until the start of the second stage and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application setup, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

        We capitalized $1.1 million and $1.3 million of deferred setup costs and amortized $1.3 million and $1.4 million during the nine months ended September 30, 2003 and 2004, respectively. The amortization of deferred setup costs is a component of cost of services.

        Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

        Accounting for Commission Payments and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expense with the related revenues. During the nine months ended September 30, 2003 and 2004, respectively, we deferred $2.1 million and $2.8 million, respectively, of commissions and amortized $1.2 million and $2.0 million, respectively, to sales and marketing expenses. Royalties are paid on a percentage of billings basis for certain of our products. During the nine months ended September 30, 2003 and 2004, we deferred $1.5 million and $2.6 million, respectively, of royalty expenditures and amortized $1.5 million and $1.8 million, respectively, to cost of license and service revenue.

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

        During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of our common stock was $10.00 per share. The fair value of our common stock in the six months ended June 30, 2004 was based on the high end of the range of estimated offering prices of common stock as contemplated in the preliminary prospectus for our initial public offering that was filed with the Securities and Exchange Commission. No options were granted in the three month period ended September 30, 2004.

        In the three month period ended March 31, 2004, we granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Upon completion of our July 2004 initial public offering, 61,250 options automatically vested, which accelerated $264,300 in stock-based expense compensation in the three and nine month periods ended September 30, 2004.

        As of September 30, 2004, there was an aggregate of $2.2 million of deferred stock-based compensation remaining to be amortized approximately as follows: $374,000 in the year ending December 31, 2004; $961,000 in the year ending December 31, 2005; $531,000 in the year ending December 31, 2006; $234,000 in the year ending December 31, 2007 and $110,000 through December 31, 2011. We have elected not to record the fair value of employee stock-based awards. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 2 of the notes to our 2003 audited consolidated financial statements contained in our Registration Statement No. 333-113594 on Form S-1, as amended, filed with the Securities and Exchange Commission.

        In the past, we have awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Other Significant Estimates

        Goodwill Impairment.    We review the carrying value of goodwill periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results.

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

Overview of Results of Operations for the Three Months Ended June 30, 2003 and 2004

        License revenue increased by approximately 37% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Service revenue increased by approximately 8% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

        Our gross margin increased by approximately 40% or $3.3 million in the quarter ended September 30, 2004 to $11.6 million, compared to $8.3 million for the same period in 2003, primarily due to the increase in license and application hosting services revenues and decrease in cost of products and services, resulting from decreases in amortization expenses, stock-based compensation, and royalty expense.

        Operating income increased by $1.0 million from an operating loss of $37,000 in the three months ended September 30, 2003 to an operating income of $975,000 for the three months ended September 30, 2004. The operating income (loss) in the three months ended September 30, 2003 and 2004 included approximately $406,000 and $684,000 of stock-based compensation. As of September 30, 2004, we had $60.1 million of cash, cash equivalents and marketable securities, an increase of $41.1 million from $19.0 million at December 31, 2003.

Revenues

	For the Three Months Ended September 30,
	2003		2004
					Change
Revenues		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$5,385	33%	$7,352	39%	$1,967	37%
Application hosting services	5,198	32	7,238	38	2,040	39%
Professional services	1,723	11	1,192	6	(531)	(31)%
Customer support	3,897	24	3,227	17	(670)	(17)%

Total	$16,203	100%	$19,009	100%	$2,806	17%

        Total revenues increased in the three months ended September 30, 2004 as compared to the same period in 2003 due to an increase in license revenue across all products, primarily InForm as well as an increase in InForm application hosting services. The increase in license revenue in the three months ended September 30, 2004 was primarily due to an increase in sales of InForm into our existing Clintrial customer base and, to a lesser extent, an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the three months ended September 30, 2004 was due to an increase in clinical trials under management. Consulting services revenue for the three months ended September 30, 2004 decreased compared to the same period in 2003. The decrease in consulting services revenue was due primarily to the completion of certain projects associated with integrated enterprise solutions of our products, and, to a lesser extent the completion of certain Clintrace related projects. The decrease in customer support revenue for the three months ended September 30, 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, partially offset by an increase in InForm support revenue due to an increase in InForm license revenue. In the future, we anticipate that license revenue will become a more significant component of total revenues.

	For the Three Months Ended September 30,
	2003		2004
					Change
Revenues by Geography		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
North America	$10,267	63%	$10,564	56%	$297	3%

United Kingdom	3,539	22	5,210	27	1,671	47%
France	1,504	9	2,067	11	563	37%
Asia-Pacific	893	6	1,168	6	275	31%

International subtotal	5,936	37	8,445	44	2,509	42%

Total	$16,203	100%	$19,009	100%	$2,806	17%

        The increase in revenues worldwide was due primarily to the increase in sales of both our InForm product and application hosting services, which we believe reflects a continued increase in the worldwide adoption of our products.

Cost of Revenues

	For the Three Months Ended September 30,
	2003		2004
					Change
Cost of Revenues		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$553	10%	$501	7%	$(52)	(9)%
Services	7,380	68	6,890	58	(490)	(7)%

Total	$7,933	49%	$7,391	39%	$(542)	(7)%

        The cost of license revenue decreased in the three months ended September 30, 2004 primarily due to a $200,000 decrease in amortization expense from acquired technologies partially offset by an increase in royalty expense of $131,000 as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. Cost of services for the three months ended September 30, 2004 decreased by $489,000 due to lower stock-based compensation of $206,000, royalty of $174,000, due to the decrease in customer support revenues from certain modules of the Clintrial product, and reimbursable out-of-pocket expenses of $115,000.

Gross Margin

	For the Three Months Ended September 30,
	2003		2004
					Change
Gross Margin		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$4,832	90%	$6,851	93%	$2,019	42%
Services	3,438	32	4,767	41	1,329	39%

Total	$8,270	51%	$11,618	61%	$3,348	40%

        The license gross margin percentage increased in the three months ended September 30, 2004 primarily due to an increase in InForm and Clintrial license revenue and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense as revenue grew for certain modules of the Clintrial software product. The services gross margin percentage increased for the three months ended September 30, 2004 due to the increase in InForm application hosting services revenues while the overall cost base decreased due to a reduction in stock-based compensation and royalty expense. It is likely that gross margin, as a percentage of revenue, will fluctuate, quarter by quarter, due to the timing, amount and type of service required in delivering certain projects.

Operating Expenses

	For the Three Months Ended September 30,
	2003		2004
					Change
Operating Expenses		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
Sales and marketing	$3,338	21%	$3,509	18%	$171	5%
Research and development	2,554	16	3,170	17	616	24%
General and administrative	2,409	15	3,963	21	1,554	65%

Total	$8,301	52%	$10,642	56%	$2,341	28%

        Sales and Marketing.    Sales and marketing expenses increased for the three months ended September 30, 2004 primarily due to a $270,000 increase in commission expense resulting from an increase in revenues and an increase in the effective commission rate and a $145,000 increase in salary and related expenses while headcount remained relatively constant during these periods. This was partially offset by a $129,000 decrease in marketing programs, a $66,000 decrease in travel expenses and a $39,000 reduction in stock-based compensation expense. We expect that our sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build our brand awareness through what we believe are the most cost-effective channels available. However, sales and marketing expenses may fluctuate, quarter by quarter, due to the timing of marketing programs.

        Research and Development.    Research and development expenses increased in the three months ended September 30, 2004 primarily due to an increase in employee related expenses of $760,000 as we hired 25 additional people to improve our quality assurance and product development team. This was partially offset by a $131,000 decrease in outside consultant expense as we brought certain research and development activities in-house. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

        General and Administrative.    General and administrative expenses increased in the three months ended September 30, 2004 primarily due to a $660,000 increase in professional fees primarily relating to legal expenses associated with actions defending our intellectual properties, an increase in stock-based compensation of $522,000, and an increase in employee related expenses of $196,000, while headcount remained relatively constant during these periods and an increase in insurance of $105,000 due to additional requirements relating to being a public company. We expect our general and administrative expenses to increase in absolute dollars as we continue to incur additional costs associated with being a public company.

Operating Income (Loss), Other Income (Expense)

	For the Three Months Ended September 30,
	2003		2004
					Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
Operating income (loss)	$(31)	(0)%	$976	5%	$1,007	NM

Other Income (expense)
Interest income	$28	0%	$138	1%	$110	NM
Interest expense	(88)	(1)	(45)	(0)	43	NM
Other income (expense)	99	1	(143)	(1)	(242)	NM

Total	$39	0%	$(50)	0%	$(89)	NM

        Operating Income (Loss).    The increase in operating income in the three months ended September 30, 2004 was primarily due to an increase in gross margins from both license and services, partially offset by increased operating expenses, resulting from increases in employee related expenses, commission expense, stock-based compensation, and professional fees. It is likely that operating income (loss), as a percentage of revenue, will fluctuate, quarter by quarter, due to the timing, amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

        Other Income (Expense).    The increase in interest income in the three months ended September 30, 2004 was primarily due to an increase in cash and cash equivalents available for investment and short-term investments. The decrease in interest expense in the three months ended September 30, 2004 was primarily due to a decrease in outstanding borrowings. Other income (expense) decreased due to an increase in the foreign exchange losses related to exchange rate movements on both non-U.S. dollar denominated accounts receivable and intercompany balances, partially offset by lower non-U.S. dollar denominated accounts receivable and intercompany balances.

  Provision for Income Taxes

	For the Three Months Ended September 30,
	2003		2004
					Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
Provision for income taxes	$116	1%	$604	3%	$488	NM

        Provision for Income Taxes.    The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that could not be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock-based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of our U.S. operations and the inability to offset taxable income for financial statement purposes through the use of net operating loss carryforwards. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities but will not reduce the income tax expense required for financial statement purposes. This cash benefit will be reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Overview of Results of Operations for the Nine Months Ended September 30, 2003 and 2004

        License revenue increased by approximately 30% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Service revenue increased by approximately 11% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

        Our gross margin increased by approximately 42% or $9.4 million in the nine months ended September 30, 2004 to $31.8 million, as compared to $22.4 million for the same period in 2003, primarily due to the increase in license and application hosting services revenues.

        Operating income increased by $5.4 million from an operating loss of $2.6 million in the nine months ended September 30, 2003 to an operating income of $2.8 million for the nine months ended September 30, 2004. The operating income (loss) in the nine months ended September 30, 2003 and 2004 included $474,000 and $1.6 million of stock-based compensation, respectively.

Revenues

	For the Nine Months Ended September 30,
	2003		2004
					Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$15,315	33%	$19,875	37%	$4,560	30%
Application hosting services	15,300	33	19,840	37	4,540	30%
Professional services	4,042	9	3,971	7	(71)	(2)%
Customer support	11,169	24	9,978	19	(1,191)	(11)%

Total	$45,826	100%	$53,664	100%	$7,838	17%

        Total revenues increased in the nine months ended September 30, 2004 as compared to the same period in 2003 due to an increase in license revenue across all products, primarily Clintrial, as well as an increase in InForm application hosting services. The increase in license revenue in the nine months ended September 30, 2004 was primarily due to an increase in sales of Clintrial into our existing InForm customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the InForm application hosting services in the nine months ended September 30, 2004 was due an increase in clinical trials under management. Consulting services revenue for the nine months ended September 30, 2004 was relatively unchanged compared to the same period in 2003. The decrease in customer support revenue for the nine months ended September 30, 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, partially offset by an increase in InForm support revenue due to an increase in InForm license revenue. In the future, we anticipate that license revenue will become a more significant component of total revenues.

	For the Nine Months Ended September 30,
	2003		2004
					Change
Revenues by Geography		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
North America	$28,416	62%	$31,523	59%	$3,107	11%

United Kingdom	9,801	21	12,489	23	2,688	27%
France	5,356	12	6,264	12	908	17%
Asia-Pacific	2,253	5	3,388	6	1,135	50%

International subtotal	17,410	38	22,141	41	4,731	27%

Total	$45,826	100%	$53,664	100%	$7,838	17%

        The increase in revenues worldwide was due primarily to the increase in sales of our Clintrial and InForm products and InForm application hosting services, which we believe reflects a continued increase in the worldwide adoption of our products.

Cost of Revenues

	For the Nine Months Ended September 30,
	2003		2004
					Change
Cost of Revenues		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$1,882	12%	$1,371	7%	$(511)	(27)%
Services	21,567	71	20,513	61	(1,054)	(5)%

Total	$23,449	51%	$21,884	41%	$(1,565)	(7)%

        The cost of license revenue decreased in the nine months ended September 30, 2004 primarily due to a $1.0 million decrease in amortization expense from acquired technologies partially offset by an increase in royalty expense of $509,000 as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. The decrease in the cost of services for the nine months ended September 30, 2004 was due primarily to a $224,000 reduction in expense resulting from the incremental capitalization of deferred setup costs related to an increase in the number of new clinical trials in the trial design, setup and implementation phase. This increase was associated with an increase in new clinical trial activity from both existing and new customers. The cost of services also decreased for the nine months ended September 30, 2004 due to a decrease in depreciation, facilities and telephone expense of $251,000, $295,000 and $119,000, respectively, primarily resulting from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. In addition, the costs for royalties decreased by $175,000, due to the decrease in customer support revenues from certain modules of the Clintrial product, and reimbursable out-of-pocket expenses decreased by $115,000. This was partially offset by a $255,000 increase in employee and related expenses, while the employee headcount decreased by eight during this period.

Gross Margin

	For the Nine Months Ended September 30,
	2003		2004
					Change
Gross Margin		Percentage of Related Revenue		Percentage of Related Revenue
	Amount		Amount		Amount	%
	(in thousands)
License	$13,433	88%	$18,504	93%	$5,071	38%
Services	8,944	29	13,276	39	4,332	48%

Total	$22,377	49%	$31,780	59%	$9,403	42%

        The license gross margin percentage increased in the nine months ended September 30, 2004 primarily due to an increase in Clintrial and InForm license revenue and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense as revenue increased for certain modules of the Clintrial software product as well as the Japanese version of our InForm software product. The services gross margin percentage increased for the nine months ended September 30, 2004 due to the increase in InForm application hosting revenues and lower overall cost of services revenue.

Operating Expenses

	For the Nine Months Ended September 30,
	2003		2004
					Change
Operating Expenses		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
Sales and marketing	$9,769	21%	$10,350	19%	$581	6%
Research and development	7,746	17	9,124	17	1,378	18%
General and administrative	7,451	16	9,509	18	2,058	28%

Total	$24,966	54%	$28,983	54%	$4,017	16%

        Sales and Marketing.    While head count remained stable during these periods, sales and marketing expenses increased for the nine months ended September 30, 2004 primarily due to a $281,000 increase in employee related expenses, an $830,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate, and a $15,000 increase in stock-based compensation, which was partially offset by a $233,000 decrease in marketing programs, a $152,000 decrease in travel expense, as well as a $78,000 decrease in depreciation and a $76,000 decrease in facility related expenses primarily resulting from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. The decline in marketing programs reflects the transition from the participation in trade shows to more cost-effective workshops and seminars, as well as a reduction in advertising expense.

        Research and Development.    Research and development expenses increased in the nine months ended September 30, 2004 primarily due to an increase in employee related expenses of $1.9 million as we hired 25 additional people to improve our quality assurance and product development team and a $139,000 increase in stock-based compensation. This was partially offset by a $448,000 decrease in outside consultant expense as we brought certain research and development activities in-house and a $181,000 decrease in depreciation expense from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003.

        General and Administrative.    General and administrative expenses increased for the nine months ended September 30, 2004 primarily due to a $1.1 million increase in stock-based compensation, an increase in professional fees of $654,000 primarily relating to legal expenses associated with actions defending our intellectual properties, and an increase in employee related expenses of $390,000, while the headcount remained stable during these periods, and an increase in insurance of $81,000 due to additional requirements relating to being a public company. This was partially offset by a $181,000 decrease in depreciation expense from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003.

Operating Income (Loss), Other Income (Expense)

	For the Nine Months Ended September 30,
	2003		2004
					Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	%
	(in thousands)
Operating Income (Loss)	$(2,589)	(6)%	$2,797	5%	$5,386	NM

Other Income (Expense)
Interest income	$87	0%	$310	0%	$223	NM
Interest expense	(273)	(1)	(255)	(0)	18	7%
Other income (expense)	242	1	(72)	(0)	(314)	(130)%

Total	$56	0%	$(17)	(0%)	$(73)	(130)%

        Operating Income (Loss).    The increase in operating income in the nine months ended September 30, 2004 was primarily due to an increase in gross margins from both software and services, partially offset by increased operating expenses, resulting from increases in employee related expenses, stock-based compensation, and professional fees.

        Other Income (Expense).    The increase in interest income in the nine months ended 2004 was primarily due to $84,000 of interest received in connection with the repayment of a subscription receivable during the period and an increase in cash and cash equivalents available for investment. The decrease in interest expense in the nine months ended September 30, 2004 was primarily due to a decrease in outstanding borrowings. Other income (expense) decreased due to an increase in the foreign exchange losses related to exchange rate movements on both non-U.S. dollar denominated accounts receivable and intercompany balances partially offset by lower non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Nine Months Ended September 30,
	2003		2004
					Change
	Amount	Percentage of Revenue		Percentage of Revenue
			Amount		Amount	%
	(in thousands)
Provision for income taxes	$252	1%	$1,645	3%	$1,393	NM

        Provision for Income Taxes.    The effective tax rate for 2003 was approximately 7% and represents foreign withholding taxes and income taxes payable in certain foreign locations that could not be offset through loss carryforwards. The effective tax rate for 2004 is approximately 37% before stock-based compensation and represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The increase in the effective tax rate is primarily due to the profitability of our U.S. operations and the inability to offset taxable income for financial statement purposes through the use of net operating loss carryforwards. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we will first use the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses will reduce the amount of income taxes payable to local tax authorities but will not reduce the income tax expense required for financial statement purposes. This cash benefit will be reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Liquidity and Capital Resources

        At December 31, 2003 and September 30, 2004, our principal sources of liquidity were cash, cash equivalents, restricted cash, lines or credit and short term investments totaling $20.7 million and $60.1 million and accounts receivable of $22.9 million and $14.3 million, respectively.

        From our inception, we funded our operations primarily through issuances of convertible preferred stock for aggregate net cash proceeds of $79.7 million, including net cash acquired in our Clinsoft acquisition, the proceeds from the initial public offering and exercise of the over-allotment option resulting in net proceeds of $36.6 million, and the issuance of notes payable for an aggregate of $17.3 million.

        Net cash generated from operating activities was $10.0 million for the nine months ended September 30, 2004, which was greater than net income of $1.1 million. This difference is primarily due to $6.5 million of non-cash depreciation, amortization, deferred rent, stock-based compensation and non-cash income tax expense and changes in working capital, which primarily consisted of a $8.4 million decrease in accounts receivable offset partially by an increase in deferred costs of $1.5 million and decreases in deferred revenue of $3.8 million.

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

        Net cash used by investing activities was $2.1 million for the nine months ended September 30, 2004, consisting primarily of capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force of $2.4 million and the purchase of short term investments of $1.3 million, partially offset by a $1.6 million reduction of restricted cash.

        Net cash provided by financing activities was $31.9 million for the nine months ended September 30, 2004, consisting primarily of $36.6 million of net proceeds from the initial public offering and proceeds from the issuance of notes payable for $2.9 million, partially offset by a special dividend to our Series B, C and D stockholders for $4.7 million and payments on notes payable and line of credit borrowings for $4.4 million.

        At December 31, 2003, we had approximately $1.6 million of restricted cash held in certificates of deposits as collateral for letters of credit related to our facilities. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

        Substantially all of our long-lived assets as of December 31, 2003 and September 30, 2004 are located in the United States.

        We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and computer equipment, which are described in our Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the SEC.

        We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our lines of credit and leases for office space.

        Between April 2000 and September 2004 we entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these credit lines ranges from prime to prime plus 1%. At December 31, 2003 and September 30, 2004, respectively, we had $4.2 million and $5.2 million outstanding under all of our equipment lines of credit. As of September 30, 2004, there was $3.1 million available under the equipment line of credit.

        On March 31, 2004 we amended our working capital line of credit with a bank and increased the amount under which we can borrow up to $5.0 million. Interest accrues at the prime rate. The line expires March 31, 2006 at which time all advances will be immediately due and payable. As of December 31, 2003 and September 30, 2004, respectively, we had $2.5 million and $0 outstanding under the working capital line of credit. As of September 30, 2004, there was $3.4 million available under the working capital line of credit.

        Borrowings are secured by substantially all of our assets other than our intellectual property. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others. Under the terms of these credit lines, as amended, we are required to comply with certain financial covenants. At December 31, 2003, we were in violation of the financial covenant requiring $16.0 million for fourth quarter 2003 revenue, net of reimbursable out-of-pocket expenses, for which we received a waiver from the bank. That waiver, however, did not remove or limit the financial covenants we must satisfy under the credit agreement in the future. At September 30, 2004, we were in compliance with all financial covenants. Although the financial covenants were amended in connection with the March renewal, to the extent we are unable to satisfy those covenants in the future, we will need to obtain additional waivers to avoid being in default of the terms of these credit lines. If an unwaived default occurs, the bank may require that we repay all amounts then outstanding. We currently expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

        At December 31, 2003, we had net operating loss carryforwards of approximately $82.6 million, which may be used to offset future U.S. federal taxable income, if any, and $4.0 million of federal tax credit carryforwards. In addition, we had $6.9 million of net operating losses relating to our non-U.S. jurisdictions. Of these amounts, approximately $29.2 million and $2.7 million of net operating loss carryforwards and tax credit carryforwards, respectively, relate to amounts acquired as part of our Clinsoft acquisition. These tax carryforwards may reduce our future cash payments to the taxing authorities. Our carryforwards expire through 2022 and are subject to review and possible adjustment by tax authorities. Due to our history of operating losses, there is significant uncertainty surrounding our ability to utilize our net operating loss and tax credit carryforwards and other deferred tax assets. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2003 and September 30, 2004.

        We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our various debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. For the remainder of 2004, we intend to spend approximately $1.0 million for the purchase of computer equipment for our hosting services and for general corporate purposes. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

        Our future success will depend in large part on our ability to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of our customers and prospective customers. To achieve our goals, we need to effectively respond to our customers' and prospective customers' needs, technological changes and new industry standards and developments in a timely manner. If we are unable to enhance our existing product and service offerings or develop new products and services to meet changing requirements, demand for our software products, services and hosted solutions could suffer and our revenues and operating results could be materially adversely affected. We could also incur substantial costs if we need to modify our products or services, or information technology infrastructure, to adapt to technological changes or new industry standards or developments.

Risks Related to Our Company

We have incurred substantial losses in the past and may not be profitable in the future.

        We have incurred significant losses in each fiscal year since our inception in June 1997, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $105 million at September 30, 2004. You should not consider recent quarterly revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

        We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001. Continued use of our Clintrial and Clintrace software products, and broad and timely acceptance of our InForm product, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

  •
  our customers' and prospective customers' desire for and acceptance of our electronic data capture, management and adverse event reporting software solutions;

  •
  our software products and hosted solutions' ability to support large numbers of users and manage vast amounts of data;

  •
  our customers' ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trials; and

  •
  our ability to significantly expand our internal resources and increase our capital and operating expenses to support the anticipated growth and continued integration of our software products, services and hosted solutions.

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

        Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $4.1 million for the quarter ended December 31, 2003 to operating income of $976,000 for the quarter ended September 30, 2004. Our results of operations in any given quarter will be based on a number of factors, including:

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

        The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted electronic data capture solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon the execution of our software term licenses, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. For example, pursuant to our recently announced contract with GlaxoSmithKline, we expect to incur significant up-front implementation and other expenses associated with delivery of services under the contract, whereas the revenue under the contract will be recognized ratably over an approximately 5-year period. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

The loss of one or more major customers could materially and adversely affect our results of operations and financial condition.

        Our top five customers accounted for approximately 37% of our revenues during 2002, approximately 32% of our revenues during 2003 and approximately 37% of our revenues during the three months ended September 30, 2004. Moreover, sales to two customers, Eli Lilly and Company, a holder of approximately one percent of our outstanding common stock, and GlaxoSmithKline, accounted for approximately 10% and 7%, respectively of our revenues for the fiscal year ended December 31, 2003, and 11% and 11%, respectively for the three months ended September 30, 2004. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

Interruptions or delays in service from our third party providers could impair the delivery of our hosted InForm electronic data capture solution and harm our business.

        We host our InForm electronic data capture software solution at third-party facilities. Consequently, the occurrence of a natural disaster or other unanticipated problems at the facilities of our third-party provider could result in unanticipated interruptions in our customers' access to our InForm electronic data capture software solution. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted InForm electronic data capture solutions, representing approximately 38% of our total revenues for the three months ended September 30, 2004, are subject to service level agreements that guarantee certain levels of uptime reliability. These agreements provide for 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

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

        For the year ended December 31, 2003 and the three months ended September 30, 2004, approximately 39% and 44%, respectively, of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

        Certain of our hosted electronic data capture and other service and consulting contracts are subject to cancellation by our customers at any time with limited notice. Entities engaged in clinical trials may terminate or delay a clinical trial for various reasons including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forego a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment and production problems resulting in shortages of required clinical supplies. In the case of our hosted solutions, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers' service contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future. Because we do not recognize any portion of a hosted service contract's revenue until the implementation cycle is complete, the termination or delay of our customers' clinical trials could result in decreased or delayed revenues under these contracts which could materially harm our business.

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

        We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on IBM Corporation and Equinix, Inc. to provide the server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service may reduce our revenue, cause customers to terminate their contracts and adversely affect our customer renewals.

We could incur substantial costs resulting from product liability claims relating to our products or services or our customers' use of our products or services.

        Any failure or errors in a customer's clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers' use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

  •
  potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;

  •
  managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

  •
  the diversion of management's attention from other business concerns; and

  •
  assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's products.

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

        We have been experiencing a period of rapid growth that has placed a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to September 30, 2004, the number of our employees increased from 35 to approximately 361. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We also must attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.

        We have a loan agreements with a bank that provide for a $5.0 million working capital credit line and equipment lines of credit. Our loan agreements restrict our ability to:

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

        At December 31, 2003, we were in violation of a financial covenant requiring us to achieve quarterly revenues of $16.0 million, net of reimbursable out-of-pocket expenses, for which we received a waiver from the bank. That waiver, however, did not remove or limit the financial covenants we must satisfy under the loan agreement in the future. Although the financial covenants were amended in connection with the March 2004 renewal and we believe we are currently in compliance under this agreement, we cannot assure you that if a future violation occurs we will receive a waiver or that our indebtedness will not be accelerated. While we believe that we will have sufficient resources to fund any amounts which may become due under these credit facilities, we cannot assure you that we will have sufficient assets to repay our credit facilities upon any default or that the bank will not seek to enforce its remedies against us. If we were unable to repay those amounts, the bank could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than our intellectual property, as collateral under the loan agreement. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others.

In the course of conducting our business, we possess or could be deemed to possess personal medical information in connection with the conduct of clinical trials, which if we fail to keep properly protected, could subject us to significant liability.

        Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trails. This information is or could be considered to be personal medical information of the clinical trial participants. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals' rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants from our customers, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in the public markets and subject us to securities class action litigation.

        We only recently completed our initial public offering. Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not continue to develop or be sustained. Market prices for securities of software, technology and health care companies have been particularly volatile. The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

  •
  changes in market valuations of similar companies;

  •
  changes in estimates of our financial results or recommendations by securities analysts;

  •
  the failure of any of our software products, services and hosted solutions to achieve or maintain commercial success;

  •
  success of competitive products and technologies;

  •
  litigation involving our company or our general industry or both;

  •
  future issuances of securities or the incurrence of debt by us, or other changes in our capital structure;

  •
  announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

  •
  regulatory developments in the United States and foreign countries;

  •
  additions or departures of key personnel;

  •
  investors' general perception of us; and

  •
  changes in general economic, industry and market conditions.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of lock-up agreements applicable to some of our stockholders 180 days following our July 2004 initial public offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 27, 2004, we had 32,338,409 shares of common stock outstanding. Approximately 26,175,236 shares, or 81% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws, in the near future as set forth below.

Number of Shares and % of Total Outstanding	Date Available for Sale Into Public Market
25,485,503 shares, or 78.8%
On or after January 11, 2005, subject to extension in specified instances, due to lock-up agreements between the holders of these shares and the underwriters in our July 2004 initial public offering. However, Thomas Weisel Partners LLC, the managing underwriter in our initial public offering, can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time.
400,118 shares, or 1.2%
On or after January 11, 2005 due to a lock-up agreement between the holders of these shares and us. However, the managing underwriter of our initial public offering can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time.

        In addition, as of September 30, 2004, there were 34,330 shares subject to an outstanding warrant that will become eligible for sale in the public market to the extent permitted by the lock-up agreement and the applicable requirements of the federal securities laws. We have also registered, on Form S-8, 4,474,349 shares that we may issue pursuant to outstanding options and an additional 2,120,000 shares are reserved for future issuance under our stock option and stock purchase plans that will be eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the lock-up agreements. Moreover, holders of an aggregate of 25,093,840 shares of our common stock as of September 30, 2004, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our directors and management exercise significant control over our company.

        At September 30, 2004, our directors and executive officers and their affiliates beneficially control approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the nine months ended September 30, 2003 and 2004, 38% and 41%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than U.S. dollars. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

        As of September 30, 2004, we had $4.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2004, our foreign exchange exposure would have fluctuated by approximately $450,000. In addition, our subsidiaries have intercompany accounts that eliminate upon consolidation, however, such accounts expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense), while exchange rate fluctuations on long-term intercompany accounts are recorded in other comprehensive income or loss in stockholders' deficit. We have a risk management process in place that monitors monthly activity through the use of various internal controls. This process is designed to minimize foreign currency exposures. To date, we have not entered into any hedging contracts.

Interest Rate Sensitivity

        We had cash, cash equivalents and short-term investments totaling $60.1 million at September 30, 2004. These amounts were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4. Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 within the applicable time period prescribed by the Securities and Exchange Commission. From time to time, we review the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)    Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

        From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation, including the litigation described in Note 8 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially and adversely affect our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

        On July 20, 2004, we closed the sale of an aggregate of 5,250,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $7.50 per share. The managing underwriters in the offering were Thomas Weisel Partners LLC, Piper Jaffray & Co. and Raymond James & Associates, Inc. As part of the initial public offering, we granted the several underwriters an over-allotment option to purchase up to an additional 787,500 shares of our common stock from us within 30 days of the offering. On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Reg. No. 333-113594) that was declared effective by the SEC on July 13, 2004, as amended by Post-Effective Amendment No. 1 and No. 2 to Form S-1 Registration Statement (Reg. No. 333-113594) declared effective by the SEC on July 14, 2004, and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act of 1933 that was filed on July 15, 2004 (Reg. No. 333-113594). The offering commenced on July 15, 2004 and did not terminate until after the sale of all of the securities registered in the Registration Statement. There were no selling stockholders in the offering.

        The aggregate price of the offering amount registered on our behalf was approximately $41.9 million, including approximately $39.4 million as a result of the initial sale of 5,250,000 shares in the initial public offering and approximately $2.5 million as a result of the exercise of the over-allotment option. In connection with the offering, we paid approximately $2.9 million in underwriting discounts and commissions to the underwriters and incurred $2.4 million in other offering-related expenses. Prior to the offering, entities affiliated with Thomas Weisel Partners LLC, a managing underwriter in the offering, beneficially owned in the aggregate more than ten percent of our outstanding common stock. We paid approximately $1.3 million in underwriting discounts and commissions to Thomas Weisel Partners LLC in connection with the offering. Except as described in the preceding sentence, none of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $36.6 million. We currently expect to use the proceeds to us in conformity with our intended use outlined in the prospectus related to the offering. To date, other than the repayment of our $2.5 million equipment line of credit as disclosed in the prospectus, none of the net proceeds from the initial public offering has been applied. Pending such application, we have invested the remaining net proceeds of the offering in cash, cash equivalents and short-term investments in accordance with our investment policy in one or more of the following fixed income instruments: money-market mutual funds, U.S. Government agencies and direct and guaranteed obligations of the United States, as well as corporate bonds. None of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.

        During the quarter ended September 30, 2004, there were no repurchases made by us or on our behalf, or by any "affiliated purchaser," of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President and General Manager of International Operations, Stephen J. Powell and our Vice President of Marketing, Kathryn A. Roy have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the SEC. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6. Exhibits.

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Amended and Restated Bylaws of the Company.
10.1(1)*	Form of Executive Agreement.
10.2(1)*	Form of Indemnification Agreement.
10.3*	Letter agreement between the Company and John J. Schickling dated as of October 21, 2004.
10.4*	Form of Incentive Stock Option Agreement.
10.5*	Form of Non-Statutory Stock Option Agreement.
10.6(2)**	Software License and Services Agreement, dated as of July 23, 2004, between Phase Forward Incorporated and GlaxoSmithKline Services Unlimited, a member of the GlaxoSmithKline group.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential treatment requested for portions of this document.

(1)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.

(2)
Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of July 23, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phase Forward Incorporated
By:	/s/ ROBERT K. WEILER Robert K. Weiler Chief Executive Officer (Duly authorized officer)
By:	/s/ JOHN J. SCHICKLING John J. Schickling Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: November 9, 2004

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Amended and Restated Bylaws of the Company.
10.1(1)*	Form of Executive Agreement.
10.2(1)*	Form of Indemnification Agreement.
10.3*	Letter agreement between the Company and John J. Schickling dated as of October 21, 2004.
10.4*	Form of Incentive Stock Option Agreement.
10.5*	Form of Non-Statutory Stock Option Agreement.
10.6(2)**	Software License and Services Agreement, dated as of July 23, 2004, between Phase Forward Incorporated and GlaxoSmithKline Services Unlimited, a member of the GlaxoSmithKline group.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential treatment requested for portions of this document.

(1)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.

(2)
Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of July 23, 2004.