Form 10-K
period 2004-12-31
PHASE FORWARD INC
filed 2005-03-09
CIK 1050180

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50839

Phase Forward Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3386549 (I.R.S. Employer Identification No.)
880 Winter Street Waltham, Massachusetts 02451 (Address of principal executive offices)
(888) 703-1122 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

        State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
July 15, 2004	7,162,206	$53,716,545

        Our common stock began trading on the Nasdaq National Market on July 15, 2004. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 4, 2005	Common Stock, $0.01 par value per share	32,545,805

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the registrant's definitive Proxy Statement for the registrant's 2005 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 31, 2004, are incorporated by reference into Part III of the Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PHASE FORWARD INCORPORATED
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

        This Business section and other parts of this Annual Report on Form 10-K ("Annual Report") contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results" and elsewhere in this Annual Report.

Overview

        Phase Forward is a provider of integrated enterprise-level software products, services and hosted solutions for use in the clinical trial component of our customers' global research and development initiatives. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations, or CROs, and other entities engaged in clinical trials. By automating essential elements of the clinical trial process, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts and reduce clinical and economic risk.

        Our products are designed to offer our customers enterprise-level automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Our products are supported by comprehensive consulting and training services and robust application hosting and support capabilities on a global scale. Our product line is comprised of three software solutions including: InForm™, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials; Clintrial™, our clinical data management solution; and Clintrace™, our solution for monitoring drug safety and reporting adverse events that occur during the clinical trial process. We principally offer our software products under multi-year enterprise licenses and additionally, in the case of our InForm product, as a hosted application solution delivered through a standard web-browser.

        We believe our enterprise software and hosted solutions are the most widely adopted commercial electronic data capture, data management and adverse event reporting solutions in the clinical trial marketplace, having been utilized in over 10,000 clinical trials involving more than 1,000,000 clinical trial study participants and 300 therapeutic compounds and medical devices. Our customer base of over 220 customers is comprised of the leading pharmaceutical, biotechnology, medical device and clinical research organizations.

Our Strategy

        Our objective is to become the standard in technology solutions for electronic data capture, data management and adverse event reporting for use in the clinical trial component of our customers' global research and development initiatives. Key strategic directives include:

  •
  Expand the customer base for our software products, services and hosted solutions.  We believe that adoption is accelerating for electronic data capture, integrated clinical data management and adverse event reporting solutions in the clinical trial marketplace. Our current base of over 220 customers represents a small number of the prospective customers for our software products, services and hosted solutions. We intend to secure additional customers by leveraging our industry position and domain expertise in technology development, sales and customer support.

  •
  Increase penetration within our existing customer base.  We believe that there is a significant opportunity to migrate existing customers that are utilizing a component of our product offerings to a comprehensive solution that integrates our InForm, Clintrial and Clintrace products on an enterprise-wide basis. We believe that a large percentage of our current customers would benefit from the integration of our software solutions and we intend to aggressively pursue these cross-selling opportunities. Furthermore, our customers' decentralized nature offers us the opportunity to increase adoption of our currently deployed software products, services and hosted solutions within their enterprises by targeting additional functional areas and business units.

  •
  Continue to capitalize on our technology position and expand our product offerings.  Our recognized domain expertise and advanced technologies have enabled us to become well-positioned as a single-source vendor of electronic data capture, data management and adverse event reporting software solutions to pharmaceutical, biotechnology and medical device companies, and other entities engaged in clinical trials, for use in their clinical trial initiatives. We intend to strengthen our position by leveraging our technology development resources to introduce additional integrated software solutions to our product suite. We intend to develop new software products, services and hosted solutions through internal development, possible acquisitions and relationships with third-party technology providers with the intent of strengthening our market position.

  •
  Continue to provide a superior level of global customer service and support.  In light of the critical importance of the clinical trial process for our global customers, the delivery of a high level of multinational customer service and support with deep regulatory expertise is essential, and we believe a significant differentiating characteristic of our business strategy. Our enterprise deployments are supported by comprehensive consulting and training services ranging from project planning and management to training, installation, validation and hosting for our multinational customer base. In the case of our fully-hosted deployment of the InForm product, we offer robust hosting and support services worldwide. We intend to leverage the knowledge and extensive expertise of our employees in the areas of clinical trial management and drug development and regulatory approval (which we term our domain expertise) to provide customers with exceptional support capabilities and consulting services that accelerate the adoption of our technologies.

Our Business Model

        Our software solutions are principally provided to our customers for enterprise adoption through multi-year term licenses with periodic fees. This pricing model, in conjunction with the contractual nature of our services and support solutions, requires us to recognize revenue ratably over the life of a contract, typically three to five years. This allows us to maintain a backlog that provides multi-year visibility in revenues. We believe this visibility significantly differentiates us from our competitors, as our current and potential customers frequently look to long-term financial stability as a key criterion in evaluating a vendor to utilize in the clinical development process. We also offer fully-hosted solutions of our InForm product for customers who prefer a hosted solution as well as for new customers to evaluate our InForm software product prior to transition to enterprise-level term licenses.

Our Software Products, Services and Hosted Solutions

        Our software solutions offer integration capabilities with certain complementary commercial applications used by our customers. Our primary product and service offerings consist of the following:

        InForm.    InForm is our Internet-based electronic data capture software solution that helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through the InForm platform, our customers can deploy customized electronic case report forms, or eCRFs, for on-site clinical data input, which incorporate automated edit checking and deliver real-time enterprise data visibility previously unavailable through paper-based clinical trial data collection approaches. Additional features of InForm include eCRF modules for designing interactive eCRFs and for submitting clinical trial data to regulatory agencies electronically. The InForm software product also enables clinical trial sponsors to publish relevant clinical trial-related materials for use by clinical investigators utilizing the software through a standard web-browser. InForm's Internet-based platform and automated site assessment capabilities facilitate rapid multi-site deployment by the entity engaged in clinical trials on a cost-effective basis. InForm is highly scalable and has been utilized by our customers to run clinical trials involving tens of thousands of patients across multiple continents. In addition to its availability through term licenses, customers may elect to use InForm through our fully-hosted deployment program, which includes application hosting as well as clinical trial site assessment, provisioning, training and support. An offline version of our InForm product is also offered where network connections are not reliable or available.

        Clintrial.    Clintrial is our clinical data management software solution which allows customers to input, monitor, correct, code and analyze clinical data collected through integration with our InForm platform or through traditional paper-based methods. Our Clintrial platform employs comprehensive tools for automated data entry control and tracking, error checking, industry-standard clinical coding, quality assurance and data import/export. Clintrial features an architecture that can manage thousands of clinical trials per customer and accommodate highly intricate study designs with little degradation of performance over a large amount of data. We believe that our Clintrial product can be rapidly deployed across the customer enterprise at a lower cost than competing third-party clinical data management solutions.

        Clintrace.    Clintrace is our adverse event reporting software solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Through Clintrace, our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. Our Clintrace product provides customers with near real-time visibility of adverse event data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients or not warrant further investment in research and development. The Clintrace platform is highly scalable and able to manage hundreds of thousands of adverse event reports annually.

        Product Integration.    Although each of our InForm, Clintrial and Clintrace software solutions are available as stand-alone enterprise applications, we offer integrated enterprise solutions incorporating certain of our electronic data capture, clinical data management and adverse event reporting products. The operation of Clintrial and InForm can be integrated by our Clintrial Integration Solution which allows customers to eliminate the need for paper-based data input or otherwise support hybrid clinical trials that involve both paper-based and our electronic data capture technologies. Integrated use of Clintrial and InForm enables sharing of data across the enterprise, expedites trial setup and accelerates data consolidation, reporting, analysis and submission activities. Integration between Clintrial and Clintrace is also available to facilitate electronic transfer to Clintrace of adverse event data identified during clinical trials. This integration is designed to reduce adverse event reporting errors, facilitate the reconciliation of Clintrace data with data reported to the customers' safety operations and accelerate availability of adverse event data to the clinical trial sponsor.

        Services.    Our services include delivery of the hosted solution of our InForm software product, consulting services, customer support and training. There are numerous sites throughout the United States where we could host our InForm software product. Consulting services include business process mapping and workflow design, project planning and management services, guidance on best practices in using our software products, as well as implementation services consisting of application architecture design, systems integration, installation and validation. Our software product deployments are supported by comprehensive technology transfer services ranging from project planning and management to training, installation and validation. We have a multinational professional services organization to support our software products and hosted solutions worldwide, including our Japanese versions of InForm and Clintrial. Our technical support staff speaks 18 languages and is available 24 hours per day, seven days per week. In addition to our U.S. headquarters, we have offices in the United Kingdom, France, Japan and Australia.

        We believe that all of our software products, services and hosted solutions currently allow our customers to comply with all applicable global regulatory requirements, including applicable rules established by the FDA and other governmental regulatory authorities regarding the use of software in the clinical development process. We have a dedicated team that monitors regulatory developments applicable to our customers and their clinical trials.

Our Customers

        As of December 31, 2004, we had over 220 customers, including 32 of the top 50 pharmaceutical companies. Our representative customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, CROs and other entities engaged in clinical trials. Some of our representative customers include:

Pharmaceutical	Biotechnology	Contract Research Organizations
AstraZeneca Pharmaceuticals LP	Alexion Pharmaceuticals Inc.	CMIC
Eli Lilly and Company	Biogen Idec Inc.	PAREXEL International Corporation
GlaxoSmithKline	Corixa Corporation	PharmaLink FHI, Inc.
Institut de Recherches Internationales Servier	Chiron Corporation	Veristat Inc.
Novartis AG	Eyetech Pharmaceuticals, Inc.	Academic
Pfizer Canada	Genzyme Corporation	Cedars-Sinai Medical Center
The Procter & Gamble Company	Serono S.A.	The Children's Hospital of Philadelphia
sanofi-aventis	Medical Devices	Dana Farber Cancer Institute
Schering-Plough Research Institute	Conceptus, Inc.	Harvard Clinical Research Institute
Yamanouchi Pharmaceutical Co., Ltd.	Depuy, a Johnson & Johnson Company	Mayo Clinic College of Medicine
	Guidant Corporation Medtronic Inc.	National Health & Medical Research Council

        Eli Lilly and Company and GlaxoSmithKline accounted for approximately 12% and 10% of our revenues in 2004, respectively.

Sales and Marketing

        We sell our products through a direct sales force and through relationships with CROs and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of December 31, 2004, we had 55 employees in sales and marketing.

        Direct Sales.    Our direct sales force, which is the source of the majority of our revenues, is operated out of eight global field offices. In addition, follow-on sales are accomplished by the efforts of sales professionals, sales engineers, project managers and other consulting services professionals.

        Channel Arrangements.    In Japan, we have established channel relationships to market and sell our hosted solution for our Japanese version of the InForm product. We also have channel relationships with a number of major CROs that enable them to market and sell our hosted solution for the InForm product. Our CRO channel revenue is based on the volume of data collected and managed.

        Marketing.    Our marketing strategy is to generate qualified sales leads, build our brand and establish Phase Forward as the leading provider of integrated electronic data capture, management and adverse event reporting solutions in the clinical trial marketplace. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customers, and include:

  •
  participation in, and sponsorship of, user conferences, trade shows, workshops, seminars and industry events;

  •
  publication of articles and opinion pieces in trade magazines and journals;

  •
  cooperative marketing efforts with providers of complementary services or technology, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

  •
  participation in industry standards and bodies;

  •
  press and industry analyst relations; and

  •
  direct mail and email campaigns.

        The marketing organization also works closely with our customers, our direct sales organization and CROs to collect and prioritize customer feedback to help guide our product development efforts.

Research and Development

        We believe that our future success will depend on our ability to continue to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. As of December 31, 2004, we had 93 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality and the integration of third-party software. From time to time, we supplement our internal research and development resources with outside developers. Our research and development expenses were $10.7 million in fiscal 2002, $10.6 million in fiscal 2003, and $12.4 million in fiscal 2004.

Technology

        The technology incorporated into our products is designed to provide customers with ease of use, flexibility, data visibility and system scalability to handle high volume, global trials.

        Our InForm electronic data capture software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface; a proprietary application server; and a database. Our InForm Architect™ tool allows users to design electronic case report forms without extensive coding knowledge. End-users of our InForm software product can utilize a widely-available web-browser without the need to download or install any software on their computer. The InForm product line was developed utilizing Microsoft technologies for the user interface and application server and was designed to operate with an Oracle database.

        We obtained our Clintrial clinical data management software through our acquisition in 2001 of Clinsoft Corporation, a developer, marketer and provider of clinical data management and adverse event reporting and tracking products and services. The Clintrial software is installed on the system of the entity conducting the clinical trial, where data is entered either from a paper case report form that has been sent to such entity by the clinical investigator or by using our InForm electronic data capture solution. Clintrial is a client/server based system that runs on most versions of Microsoft client operating systems and the Oracle database utilized with the product can run on a wide variety of server operating systems, including Microsoft, Solaris, HP-UX and Linux. We are currently designing future releases of our Clintrial product to leverage Microsoft web technologies, which may provide an easier and more flexible deployment for our customers.

        Our Clintrace adverse event reporting software was also acquired through our Clinsoft acquisition. It is used for critical drug safety reporting and surveillance operations throughout the marketing of a drug product, as well as recording serious adverse events arising during clinical trials. Clintrace utilizes rules and procedures that can be redefined to provide for coding of safety data automatically or manually. The Clintrial software product has the ability to synchronize adverse event data with Clintrace. It is also able to integrate with other industry-leading clinical management systems. Like our Clintrial product, Clintrace is installed locally at the site of the entity conducting the clinical trial. In September 2004, we released a new web-based version of the Clintrace software which was developed using Microsoft's development platform. All versions of Clintrace use an Oracle database that can be used on a wide variety of operating systems including versions from Microsoft, Solaris, HP-UX and Linux.

        Our Clintrial Integration Solution can integrate the operations of our InForm and Clintrial products. The Clintrial Integration Solution software is designed to allow entities engaged in clinical trials to run hybrid trials, with some sites capturing data using our electronic data capture technology and others collecting patient clinical data using paper case report forms. It also allows entities engaged in clinical trials to re-use system elements, such as case report forms and automated rules developed in Clintrial for paper-based clinical trials, in a clinical trial using our InForm electronic data capture software. The Clintrial Integration Solution has a built-in message queue that can communicate through firewalls and is based on a multi-server, load-balanced architecture that is scalable and allows for the efficient network routing of data packets to the server with the most available capacity.

        Our products have been designed to allow our customers to deploy them as part of a validated system compliant with Good Clinical Practices, laws and regulations applicable to the conduct of clinical trials and 21 CFR Part 11 pertaining to the use of electronic records, password security and signatures. Additionally, the Clintrace adverse event reporting software incorporates support for EMEA EudraVigilance V6.0.

        We have worked with, and continue to work with, a number of vendors of complementary products, services and technology to develop integration tools that allow third-party systems to interact with our software products. Our products, except for the Clintrial Integration Solution, utilize a database supplied by Oracle Corporation. Although we believe that there are other commercially available databases which our products could utilize, the loss of the right to use the Oracle database, and any delay in procuring a replacement, could adversely affect our business. Our products run on most major versions of the Microsoft operating system.

Competition

        The market for electronic data collection, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and adverse event reporting software, including:

  •
  systems developed internally by existing or prospective customers;

  •
  vendors of electronic data capture, clinical data management and adverse event reporting product suites, particularly Oracle Clinical, a business unit of Oracle Corporation;

  •
  vendors of stand-alone electronic data capture, data management and adverse event reporting products;

  •
  CROs with internally developed electronic data capture, clinical data management systems or adverse event reporting systems; and

  •
  systems integrators, as well as smaller independent consulting firms specializing in clinical trial or safety implementations.

        Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

  •
  product functionality and breadth of integration among the electronic data capture, management and adverse event reporting solutions;

  •
  reputation and financial stability of the vendor;

  •
  low total cost of ownership and demonstrable benefits for customers;

  •
  depth of expertise and quality of consulting and training services;

  •
  performance, security, scalability, flexibility and reliability of the solutions;

  •
  speed and ease of implementation and integration; and

  •
  sales and marketing capabilities, and the quality of customer support.

        We believe that we compete favorably with our competitors on the basis of these factors. However, some of our competitors and potential competitors have greater name recognition, longer operating histories and significantly greater resources. There can be no assurance that our current or prospective competitors will not offer or develop products or services that are superior to, or that achieve greater market acceptance than, our products and services.

Government Regulation

        The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the U.S. Food and Drug Administration, or FDA, and by foreign governments. Use of our software products, services and hosted solutions by entities engaged in clinical trials must be done in a manner that is compliant with these regulations and regulatory guidance. Failure to do so could have an adverse impact on a clinical trial sponsor's ability to obtain regulatory approval of new drugs, biological products or medical devices. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities conducting clinical research may be unwilling to use our software products, services and hosted solutions. Accordingly, we design our product and service offerings to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance. We also expend considerable time and effort monitoring regulatory developments that could impact the use of our products and services by our customers and use this information in designing or modifying our product and service offerings.

        The following is an overview of some of the regulations that our customers and potential customers are required to comply with in the conduct of clinical trials.

        The clinical testing of drugs, biologics and medical devices is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities worldwide. The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices, other various codified FDA regulations, the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules or regulations. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.

        In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled Computerized Systems Used in Clinical Trials. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11. We cannot assure you that the design of our software solutions will continue to allow customers to maintain compliance with these guidelines as they develop. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the termination of on-going clinical trials or the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.

        Demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the approval of drugs, biologics and medical devices. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our software products, services and hosted solutions. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress in recent years. To date, none of the proposals has been adopted. While it is difficult to predict the impact of any proposal which may be adopted in the future, proposals that cause or contribute to a reduction in clinical research and development expenditures could have a material adverse impact on the demand for our software products, services and hosted solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. Finally, the uncertainty surrounding the possible adoption and impact of any health care reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved.

        The U.S. government and the governments of some states and foreign countries have also attempted to regulate activities on the Internet. Any new legislation or regulation regarding the Internet could decrease our potential revenues or otherwise harm our business, financial condition and operating results. For instance, proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our customers' ability to use the information in our databases to generate revenues or subject us to additional administrative or compliance burdens or potential liabilities.

        Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of "protected health information" which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users' HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement, that we will comply with a number of the same HIPAA requirements. We may be burdened with compliance with such agreements, and breach of such an agreement may result in contractual liability to our customer or other adverse consequences. Regulation of medical information generally is increasing at the state and federal levels in the United States and elsewhere, and such regulations may negatively affect our business.

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, noncompetition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are our company name "Phase Forward" and our product names, "InForm", "Clintrial" and "Clintrace." We cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. In addition, we have been granted a patent by the U.S. Patent and Trademark Office. We cannot predict whether this patent will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

        We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, technology or copyrighted material, to third parties. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

        In addition, we license, and expect to continue to license, third-party technologies that are incorporated into some elements of our services and solutions.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software solutions or to obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure to meaningfully protect our intellectual property and other proprietary rights could have a material adverse effect on our business, operating results or financial condition.

        In addition, if any of our software solutions is covered by third-party patents or other intellectual property rights, we could be subject to infringement actions. We cannot assure you that our software solutions do not infringe patents held by others or that they will not in the future. Any infringement claims made against us, including the claims made by Datasci, LLC and Dr. Mark L. Kozam disclosed in this Annual Report under "Item 3. Legal Proceedings," could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement of or adverse judgment resulting from such claims could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the Datasci and Kozam claims referenced above, that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts.

Business Segments and Geographic Information

        The company views its operations and manages its business as one operating segment. For information regarding net revenues by geographic regions for each of the last three fiscal years, see Note 13 of the notes to our 2004 consolidated financial statements contained in this Annual Report.

        For information regarding risks and dependencies associated with foreign operations, see risk factors listed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report.

Employees

        As of December 31, 2004, we had a total of 361 employees, with 249 employees at our headquarters in Waltham, Massachusetts, 12 at other locations in the United States, and 100 employees in the United Kingdom, France, Germany, Australia and Japan. We had 164 employees in services and information technology, 93 employees in research and development, 55 employees in sales and marketing and 49 employees in administration and executive management. We also retained 58 outside contractors as of December 31, 2004. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

        We were incorporated in Delaware in 1997. We maintain a number of subsidiaries in the United States and abroad, including Phase Forward Europe Limited in the United Kingdom, Phase Forward SAS in France, Phase Forward Pty. Limited in Australia and Phase Forward Japan KK in Japan. We also maintain Phase Forward Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. On August 14, 2001, we acquired Clinsoft Corporation, a developer, marketer and provider of clinical data management and adverse event reporting and tracking products and services. Our Internet website address is http://www.phaseforward.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.    Properties

        Our corporate headquarters are located at 880 Winter Street, Waltham, Massachusetts, where we lease approximately 98,968 square feet. This lease expires on February 28, 2009. We also lease 14,960 square feet of office space in Maidenhead, England for our European headquarters under a lease that expires in May 2012, and we lease smaller offices in Paris, France; Sydney, Australia; and Tokyo, Japan. We also lease individual offices in various locations to accommodate field sales personnel. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

        From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Intellectual property disputes often have a risk of injunctive relief which, if imposed against us, could materially and adversely affect our financial condition, or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially and adversely affect our financial condition or results of operations.

        On April 26, 2004, Datasci, LLC ("Datasci") filed suit (Civil Action No. 04-1328(MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of our customers. Datasci asserted that our InForm, Clintrial and Clintrial Integration Solution products and our services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought separate injunctions and unspecified damages from each of us and Quintiles. We filed an Answer and Counterclaim, on May 4, 2004, to Datasci's complaint denying that we infringe the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. Our Counterclaim sought a declaratory judgment that we do not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in our Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against us and Quintiles. In its filing, Datasci disclosed that it did not exist when it filed its complaint against us and Quintiles.

        Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-CV-1787 (MJG)) against us and Quintiles in the same court where Datasci filed its initial complaint. Dr. Kozam's complaint contains the same allegations and seeks the same remedies that were contained in the Datasci complaint. On June 22, 2004, we filed an Answer and Counterclaim to Dr. Kozam's complaint denying that we infringe the patent which Dr. Kozam claims to own. Our Answer also challenges the validity of the patent and asserts numerous affirmative defenses. Our Counterclaim seeks a declaratory judgment that we do not infringe the patent claimed to be owned by Dr. Kozam. Dr. Kozam responded by denying all the allegations in our Counterclaim. This matter is ongoing and we are prepared to vigorously defend the claim and pursue our Counterclaims and any other remedies available to us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

        On July 20, 2004, we completed an initial public offering, or IPO, of 5,250,000 shares of common stock at $7.50 per share. Our common stock is traded on the Nasdaq National Market under the symbol PFWD. The following table sets forth the high and low sales prices for fiscal 2004 since our IPO. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004
Fiscal
	High	Low
Third quarter*	$9.35	$7.15
Fourth quarter	$8.60	$6.70

*
Our common stock began trading on July 15, 2004.

Holders

        As of March 4, 2005 there were approximately 280 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

        On June 1, 2004, our board of directors declared a special cash dividend of $4.7 million, payable on September 15, 2004, to the holders of record of Series B, C and D Preferred Stock as of June 15, 2004. This distribution is included in accrued special distribution and net loss to common stockholders as of June 30, 2004. Except for this payment, we have not paid any cash dividends on our common stock, and our present policy is to retain earnings for use in our business.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

        During the period covered by this report, we granted options to purchase an aggregate of 684,805 shares of our common stock to employees under our Amended and Restated 1997 Stock Option Plan and our 2004 Stock Option and Incentive Plan, at a weighted average exercise price of $6.01 per share. In addition, we issued 361,050 shares of common stock during the period covered by this report in connection with the exercise of outstanding options under our 1997 Stock Option Plan by 56 of our employees, at a weighted exercise price of $2.07 per share. These option exercises resulted in aggregate proceeds to us of approximately $747,000. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

        The aggregate net proceeds from the sale of 5,580,000 shares of our common stock, $0.01 par value, in our initial public offering was approximately $36.6 million, including approximately $34.3 million as a result of the initial sale of 5,250,000 shares in the initial public offering and approximately $2.3 million as a result of the exercise of an over-allotment option granted to the underwriters in the offering. To date, other than the repayment of our $2.5 million equipment line of credit as disclosed in the prospectus, none of the net proceeds from the initial public offering has been applied. Pending such application, we have invested the remaining net proceeds of the offering in cash, cash equivalents and short-term investments in accordance with our investment policy in one or more of the following fixed income instruments: money-market mutual funds, U.S. Government agencies and direct and guaranteed obligations of the United States, as well as corporate bonds. None of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.

Issuer Purchases of Equity Securities

        During the quarter ended December 31, 2004, there were no repurchases made by us or on our behalf, or by any "affiliated purchaser," of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

        The selected historical financial data set forth below as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 are derived from our financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report. The selected historical financial data as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001 are derived from our audited financial statements, which have been audited by Arthur Andersen LLP, our former independent public accountants, and which are not included elsewhere in this Annual Report.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2000	2001(1)	2002	2003	2004
Consolidated Statement of Operations:
Revenues:
License	$1,229	$9,134	$15,746	$21,377	$28,180
Service	9,131	26,690	44,826	40,648	45,550

Total revenues	10,360	35,824	60,572	62,025	73,730
Cost of revenues:
License	—	912	2,157	2,300	1,875
Service(2)	18,581	26,851	30,870	28,466	27,782

Total cost of revenues	18,581	27,763	33,027	30,766	29,657
Gross margin:
License	1,229	8,222	13,589	19,077	26,305
Service	(9,450)	(161)	13,956	12,182	17,768

Total gross margin	(8,221)	8,061	27,545	31,259	44,073
Operating expenses:
Sales and marketing(2)	8,208	11,235	13,581	12,709	14,403
Research and development(2)	6,754	8,338	10,654	10,569	12,423
General and administrative(2)	5,571	7,461	10,447	10,138	13,246
Restructuring charge	—	—	—	4,503	(168)

Total operating expenses	20,533	27,034	34,682	37,919	39,904

Income (loss) from operations	(28,754)	(18,973)	(7,137)	(6,660)	4,169
Other income (expense):
Interest income	1,180	568	307	111	518
Interest expense	(419)	(558)	(418)	(364)	(394)
Other income (expense)	(510)	(185)	729	721	(32)

Total other income (expense)	251	(175)	618	468	92

Income (loss) before provision for income taxes	(28,503)	(19,148)	(6,519)	(6,192)	4,261

Provision for income taxes	—	—	435	434	2,392
Net income (loss)	(28,503)	(19,148)	(6,954)	(6,626)	1,869
Accretion of preferred stock and dividend declared	3,739	5,573	8,068	7,672	8,953

Net loss applicable to common stockholders	$(32,242)	$(24,721)	$(15,022)	$(14,298)	$(7,084)

Net loss per share applicable to common stockholders:
Basic and diluted(3)	$(16.78)	$(10.36)	$(5.05)	$(4.23)	$(0.43)

Weighted-average number of common shares used in computing per share amounts:
Basic and diluted(3)	1,921	2,386	2,975	3,383	16,447

	As of December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$24,198	$29,035	$19,082	$20,657	$58,220
Working capital, net of deferred revenue(4)	20,321	26,874	24,182	28,107	67,734
Total assets	39,866	83,771	73,576	80,844	115,250
Total deferred revenue	7,183	31,209	28,608	37,788	36,352
Redeemable convertible preferred stock and warrant	69,541	106,410	116,448	124,120	—
Debt, net of current portion	3,545	1,821	2,238	1,970	1,849
Accumulated deficit	(49,513)	(74,234)	(87,855)	(98,911)	(104,386)
Total stockholders' (deficit) equity	(49,201)	(73,978)	(88,347)	(102,446)	59,247

(1)
On August 14, 2001, the Company acquired all of the outstanding capital stock of Clinsoft Corporation, which was accounted for as a purchase under Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of Clinsoft have been included in the accompanying consolidated financial statements since the date of acquisition. The Clinsoft acquisition is further described in Note 3 of the notes to our 2003 consolidated financial statements contained in our Registration Statement No. 333-113594 on Form S-1, as amended, filed with the Securities and Exchange Commission.

(2)
Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Year Ended December 31,
	2000	2001	2002	2003	2004
Cost of service revenues	$—	$—	$—	$264	$105
Sales and marketing	188	69	103	124	141
Research and development	—	—	—	184	312
General and administrative	—	—	—	155	1,553

Total stock-based expenses	$188	$69	$103	$727	$2,111

(3)
For information regarding the computation of per share amounts, refer to Note 2 of the notes to our consolidated financial statements.

(4)
Working capital consists of current assets less current liabilities, net of deferred revenue.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Some of the forward- looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed at the end of this section under "Certain Factors That May Impact Future Results" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

Fiscal Year

        Our fiscal year ends on December 31. Reference to 2004, for example, refers to the fiscal year ended December 31, 2004.

Initial Public Offering

        On July 20, 2004, we completed an initial public offering of 5,250,000 shares of common stock at $7.50 per share. In connection with the offering, all of the outstanding shares of our preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, we sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the offering. A summary of the terms of the offering can be found in our Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the Securities and Exchange Commission.

        The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to us of $36.6 million after deducting underwriters' discounts and offering-related expenses.

Sources of Revenues

        We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase. One customer, Eli Lilly and Company, the holder of record of approximately one percent of our common stock, accounted for approximately 10% and 12% of our total revenues in 2003 and 2004, respectively. Our top 20 customers accounted for approximately 67% and 70% of our total revenues in 2003 and 2004, respectively, net of reimbursable out-of-pocket expenses. No customers accounted for more than 10% of our total revenues in 2002.

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

        In August 2001, we acquired Clinsoft Corporation, which developed, marketed and sold the Clintrial clinical data management and Clintrace adverse event reporting and tracking products. Historically, Clinsoft sold the Clintrial and Clintrace software products as a perpetual software license with the option to purchase customer support. Following the acquisition and subsequent integration of our software products, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than one percent of total revenue for the twelve months ended December 31, 2003 and December 31, 2004. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

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

        Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the second and third stages. Fees charged and costs incurred for the trial system design, setup and implementation are deferred until the start of the second stage and then amortized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application setup. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer. In addition, application hosting services revenue includes reimbursable out-of-pocket expenses.

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

        Cost of Revenues.    Cost of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product and the Japanese version of our InForm software product. In addition to these costs we also incurred expense for the amortization of acquired technologies in years prior to 2004. The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set-up costs, allocated overhead, outside contractors, royalties associated with providing customer support for third-party modules licensed to our customers for use with the Clintrial software product and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation. The cost of service revenue varies based upon employee utilization levels in the service organization and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. During 2004, utilization of outside contractors varied from approximately 25% to 30% of our services workforce. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

        Gross Margin.    Our gross margin on license revenue varies based on the mix of royalty- and nonroyalty-bearing license revenue and the amount of amortization of acquired technologies. Our gross margin on service revenue varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenue is recognized ratably over the software license term, typically three to five years, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 9 to 12 months of the contract period. Accordingly, our gross margin on service revenue will vary significantly over the life of a contract. In addition, consolidated gross margin will vary depending upon the mix of license and service revenue.

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

        Restructuring Charge.    We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. We review this estimate quarterly and during the fourth quarter of 2004 we recorded an expense reduction of $168,000.

        Stock-Based Expenses.    Our cost of service revenues and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

        With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In 2003 and 2004, approximately 39% and 43%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee. There have been no material changes to these estimates for the periods presented in this Annual Report. Our actual results may differ from these estimates.

        We believe that of our significant accounting policies, which are described in Note 2 of the notes to our 2004 consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

        Revenue Recognition and Deferred Setup Costs.    We recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware and Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

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

        We generally enter into software term licenses with our customers for 3- to 5-year periods. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill the annual license fee for the first year of the multi-year contract in advance and bill license fees for subsequent years on the anniversary date. Our payment terms are generally net 30 days.

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

        We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenue for all elements ratably over the term of the multiple element arrangement. We allocate the revenue for these arrangements to the different elements based on management's estimate of the relative fair value of each element. For our contracts accounted for ratably under SOP No. 97-2, we allocate to consulting services the anticipated service level throughout the term of the arrangement at an amount equal to what it would have been had those services been sold separately to the customer. The remaining value is allocated to license and support services, with a 10% value allocated to support services. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, is generally recognized as the services are performed.

        Revenue from perpetual software licenses represented less than one percent of total revenues in 2003 and 2004. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement.

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

        We capitalized $1.7 million, $1.7 million and $1.6 million of deferred setup costs and amortized $2.9 million, $1.7 million and $2.0 million during the years ended December 31, 2002, 2003 and 2004, respectively. The amortization of deferred setup costs is a component of cost of services.

        Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

        Accounting for Commission Payments and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. During 2002, 2003 and 2004, we deferred $2.3 million, $4.0 million and $3.8 million, respectively, of commissions and amortized $1.7 million, $1.7 million and $3.0 million, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products. During 2002, 2003 and 2004, we deferred $1.7 million, $1.7 million and $2.7 million, respectively, of royalty expenditures and amortized $1.7 million, $2.0 million and $2.4 million, respectively, to cost of license and service revenue.

        Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $212,000, $425,000 and $391,000 as of December 31, 2002, 2003 and 2004, respectively.

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

        We have not historically engaged unrelated third parties to prepare valuations of our common stock. In connection with our July 2004 initial public offering, management and the board of directors retroactively assessed the fair value of our common stock during 2003 and through the date of our initial public offering, July 14, 2004.

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

        During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of our common stock was $10.00 per share. The fair value of our common stock in the six months ended June 30, 2004 was based on the high end of the range of estimated offering prices of common stock as contemplated in the preliminary prospectus for our initial public offering that was filed with the Securities and Exchange Commission. No options were granted during the three months ending September 30, 2004 and options that were granted in the three months ending December 31, 2004 were priced at fair market value.

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

        As of December 31, 2004, there was an aggregate of $1.8 million of deferred stock-based compensation remaining to be amortized approximately as follows: $929,000 in the year ending December 31, 2005; $511,000 in the year ending December 31, 2006; $220,000 in the year ending December 31, 2007 and $94,000 through December 31, 2011. We have elected not to record the fair value of employee stock-based awards. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 2 of the notes to our 2004 consolidated financial statements contained in this Annual Report.

        In the past, we have awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

  Other Significant Estimates

        Goodwill Impairment.    We review the carrying value of goodwill periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges, if any, involves the application of management's judgment regarding the estimates and could significantly affect our operating results.

        Accounting for Income Taxes.    In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets, which amounted to $40.0 million at December 31, 2004.

        The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President. Even in light of the Act, our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided U.S. tax expense on the unremitted earnings of our foreign subsidiaries.

        Restructuring Charge.    We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. We review this estimate quarterly and during the fourth quarter of 2004 we recorded an expense reduction of $168,000.

Overview of Results of Operations for the Years Ended December 31, 2003 and 2004

        Backlog grew significantly in 2004 to $181.6 million at December 31, 2004, an increase of 29% from $140.8 million of backlog at December 31, 2003. The license portion of our backlog grew from $70.0 million at December 31, 2003 to $102.0 million at December 31, 2004, representing a 46% increase. The increase in license backlog was due primarily to an increase in license sales of our InForm product to our existing Clintrial customers, which reflects an increase in the adoption of our products. The service portion of our backlog increased by 12% during this same period from $70.8 million to $79.6 million. Approximately $70.5 million of the December 31, 2004 total backlog is expected to be recognized as revenue in fiscal 2005. Approximately 17% of the value of our backlog as of December 31, 2004 represented contract commitments that may be cancelled by our customers at any time with limited notice. Based on historical cancellations since inception, less than 2% of the value of our total backlog is estimated to be at risk for cancellation prior to completion.

        License revenue increased by 32% for 2004 as compared to 2003. Service revenue increased by 12% for 2004 as compared to 2003.

        Our gross margin increased by 41% or $12.8 million in the year ended December 31, 2004 compared to the same period in 2003, primarily due to the increase in license revenue as a percentage of total revenue, an increase in services revenue, and the decrease in cost of products and services, resulting from decreases in amortization expense and reimbursable out-of-pocket expenses.

        Operating income increased by $10.8 million from an operating loss of $6.7 million in 2003 to an operating income of $4.2 million 2004. The operating income (loss) in 2003 and 2004 included a restructuring charge of $4.5 million and a benefit of $168,000, respectively. The operating income (loss) for the twelve months ended December 31, 2003 and 2004 also included $727,000 and $2.1 million of stock-based compensation, respectively.

        As of December 31, 2004, we had $58.2 million of cash, cash equivalents and short term investments, an increase of $37.5 million from $20.7 million at December 31, 2003. The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to us of $36.6 million after deducting underwriters' discounts and offering-related expenses.

Revenues

	Year Ended December 31,				Change
	2003		2004
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
License	$21,377	34%	$28,180	38%	$6,803	32%
Application hosting services	20,217	33	27,444	37	7,227	36%
Consulting services	6,107	10	4,976	7	(1,131)	(19)%
Customer support	14,324	23	13,130	18	(1,194)	(8)%

Total	$62,025	100%	$73,730	100%	$11,705	19%

        Total revenues increased in 2004 as compared to 2003, primarily due to an increase in license revenue across all products as well as InForm application hosting services revenue. The increase in license revenue for 2004 was primarily due an increase in sales of Clintrial and Clintrace to existing customers and to an increase in sales of InForm into our existing Clintrial customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted application of our InForm product in 2004 was due to an increase in trials under management. Consulting services revenue in 2004 decreased compared to the same period in 2003. The decrease in consulting services revenue was due primarily to the completion of certain Clintrace related projects, and, to a lesser extent completion of certain projects associated with integrated enterprise solutions. The decrease in customer support revenue in 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, partially offset by an increase in InForm support due to an increase in InForm license revenue. Our revenue was not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues. In the future, we anticipate that license revenue will increase as a percentage of total revenues as a result of increases in the amounts of software license revenue reflected in our backlog.

	Year Ended December 31,
	2003		2004		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$37,859	61%	$42,172	57%	$4,313	11%

United Kingdom	12,670	20	18,143	25	5,473	43%
France	7,737	13	8,604	12	867	11%
Asia Pacific	3,759	6	4,811	6	1,052	28%

International subtotal	24,166	39	31,558	43	7,392	31%

Total	$62,025	100%	$73,730	100%	$11,705	19%

        The increase in revenues worldwide was due to the increase in license sales across all of our products and InForm application hosting services, which reflects an increase in the adoption of our products. The increase in international revenues is primarily the result of additional enterprise-wide license arrangements as well as application hosting services.

Cost of Revenues

	Year Ended December 31,
	2003		2004		Change
Costs of Revenues	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$2,300	11%	$1,875	7%	$(425)	(18)%
Services	28,466	70	27,782	61	(684)	(2)%

Total	$30,766	50%	$29,657	40%	$(1,109)	(4)%

        The cost of license revenue decreased in 2004 primarily due to a $1.0 million decrease in amortization expense from acquired technologies partially offset by an increase in royalty expense of $601,000 as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. The decrease in the cost of services in 2004 was due primarily to a $632,000 reduction in reimbursable out-of-pocket expenses, as well as a decrease in facilities and depreciation expense of $314,000 and $247,000, respectively, primarily resulting from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. Additionally, stock-based compensation decreased by $189,000 as did royalty expense by $170,000 primarily due to the decrease in customer support revenue from licenses of the Clintrial software product. These expense decreases were offset by increases in outside contractor expense of $392,000, employee-related expenses of $304,000 while headcount remained relatively constant during these periods and an increase in amortization of capitalized labor of $201,000.

Gross Margin

	Year Ended December 31,
	2003		2004		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$19,077	89%	$26,305	93%	$7,228	38%
Services	12,182	30	17,768	39	5,586	46%

Total	$31,259	50%	$44,073	60%	$12,813	41%

        The license gross margin percentage increased in 2004 primarily due to an increase in license revenue for all of our products and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense as revenue grew for certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. The services gross margin percentage increased in 2004 due to the increase in InForm application hosting revenues and lower overall cost of services revenue.

Operating Expenses

	Year Ended December 31,
	2003		2004		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$12,709	21%	$14,403	20%	$1,694	13%
Research and development	10,569	17	12,423	17	1,854	18%
General and administrative	10,138	16	13,246	18	3,108	31%
Restructuring charge	4,503	7	(168)	0	(4,671)	(104)%

Total	$37,919	61%	$39,904	54%	$1,985	5%

        Sales and Marketing.    Sales and marketing expenses increased in 2004 primarily due to a $671,000 increase in employee-related expenses, a $1.4 million increase in commission expense due to both an increase in revenues and an increase in the effective commission rate, which was partially offset by a $192,000 decrease in marketing programs. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build brand awareness through what we believe are the most cost effective channels available, but will fluctuate due to the timing of marketing programs.

        Research and Development.    Research and development expenses increased in 2004 primarily due to an increase in employee-related expenses of $2.6 million as we hired 22 additional people to expand and improve our quality assurance and product development team, and a $128,000 increase in stock-based compensation. This was partially offset by a $571,000 decrease in outside contractors as we brought certain research and development activities in house and a $261,000 decrease in depreciation expense from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

        General and Administrative.    General and administrative expenses increased for the twelve months ended December 31, 2004 primarily due to a $1.4 million increase in stock-based compensation, an increase in professional fees of $1.0 million primarily relating to legal fees associated with actions defending our intellectual properties, and an increase in employee-related expenses of $853,000, while headcount remained stable during these periods, and an increase in insurance of $241,000 due to additional requirements relating to being a public company. This was partially offset by decreases in depreciation and occupancy of $213,000 and $138,000, respectively. These decreases resulted from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company.

Operating Loss, Other Income (Expense)

	Year Ended December 31,
	2003		2004		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income (loss)	$(6,660)	(11)%	$4,169	6%	$10,829	163%

Other income (expense)
Interest income	$111	0%	$518	1%	$407	367%
Interest expense	(364)	(1)	(394)	(1)	(30)	(8)%
Other income (expense)	721	1	(32)	(0)	(753)	(104)%

Total	$468	0%	$92	0%	$(376)	(80)%

        Operating Income (Loss).    The increase in operating income in the twelve months ended December 31, 2004 was primarily due to an increase in gross margin from both license and services, partially offset by increased operating expenses, resulting from increases in employee-related expenses, commission expense, stock-based compensation, and professional fees. It is likely that operating income (loss), as a percentage of revenue will fluctuate, due to the timing, amount and type of service required in delivery of certain projects as well as the timing of operating expense activities.

        Other Income (Expense).    The increase in interest income in the twelve months ended December 31, 2004 was primarily due to an increase in cash and cash equivalents available for investment and $84,000 of interest received in connection with the repayment of a subscription receivable. Other income (expense) decreased due to a decrease in the foreign exchange gains related to exchange rate movements on both non-U.S. dollar denominated accounts receivable and intercompany balances partially offset by forward foreign exchange contracts and lower non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	Year Ended December 31,
	2003		2004		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$434	1%	$2,392	3%	$1,958	17%

        Provision for Income Taxes.    The provision for income taxes in 2003 represents foreign withholding taxes and income taxes payable in certain foreign locations that cannot be offset through loss carryforwards. The provision for income taxes in 2004 represents foreign withholding taxes and income taxes payable in both our U.S. operations and in certain foreign locations that cannot be offset through loss carryforwards The effective tax rate for 2004 increased to 56% compared to an effective tax rate of 7% for 2003. The increase in our effective tax rate is primarily due to our domestic profitability. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result, we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Overview of Results of Operations for the Years Ended December 31, 2002 and 2003

        Backlog grew significantly in 2003 to $140.8 million at December 31, 2003, an approximate 29% change from $108.9 million of backlog at 2002 year-end, primarily reflecting the growing market acceptance and adoption of our software products, services and hosted solutions. The license portion of our backlog grew from $45.5 million at December 31, 2002 to $70.0 million at December 31, 2003, representing an approximate 54% increase. The increase in license backlog was due primarily to an increase in license sales of our Clinsoft products to new customers and our existing customers, which reflects an increase in the adoption of our products. The service portion of our backlog increased by approximately 12% during this same period from $63.3 million to $70.8 million, due primarily to an increase in consulting services associated with integrated enterprise solutions of our products.

        License revenue increased by approximately 36% in 2003 while service revenue declined, offsetting this license revenue growth substantially. The decline in service revenue resulted from a decrease in our hosted solutions activity and a reduction in our customer support revenue.

        Our gross margin increased by $3.7 million or approximately 13% in 2003, primarily due to the increase in license revenue as a percentage of total revenues.

        Total expenses increased in 2003, primarily due to stock-based compensation and restructuring charges.

        As of December 31, 2003, we had $20.7 million of cash, cash equivalents and restricted cash, as compared to $19.1 million as of December 31, 2002.

  Revenues

	Year Ended December 31,
	2002		2003		Change
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
License	$15,746	26%	$21,377	34%	$5,631	36%
Application hosting services	22,003	36	20,217	33	(1,786)	(8)%
Consulting services	4,932	8	6,107	10	1,175	24%
Customer support	17,891	30	14,324	23	(3,567)	(20)%

Total	$60,572	100%	$62,025	100%	$1,453	2%

        Total revenues increased slightly in 2003 as compared to 2002. The underlying revenue mix continued to change with the increase in software license and consulting service revenue from our Clintrial and Clintrace software products. The increase in license revenue in 2003 was due to the increase in software license revenue from the conversion of the former Clinsoft customers to software term license arrangements, new customers and sales into our existing InForm customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross-selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. This increase was partially offset by a slight decline in InForm license revenue. The decrease in revenue associated with the fully-hosted deployment of our InForm product in 2003 was due primarily to a decrease in the number of hosted clinical trials as more of our customers moved to software term licenses as well as the completion of certain projects. The increase in consulting services revenue in 2003 was due primarily to the increase in consulting services associated with integrated enterprise solutions of our products to our existing customer base. The decrease in customer support revenue in 2003 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base from the conversion of the former Clinsoft customers to term-based licenses which have a lower customer support fee. Our revenue was not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Year Ended December 31,
	2002		2003		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$39,552	65%	$37,859	61%	$(1,693)	(4)%

United Kingdom	12,341	20	12,670	20	329	3%
France	6,016	10	7,737	13	1,721	29%
Asia Pacific	2,663	5	3,759	6	1,096	41%

International Subtotal	21,020	35	24,166	39	3,146	15%

Total	$60,572	100%	$62,025	100%	$1,453	2%

        The increase in revenues outside of North America was due primarily to the increase in sales of our Clintrial and Clintrace products both to new customers and into our existing InForm customer base as a result of our continued strategy to expand the usage of our software products by cross-selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The decrease in revenues in North America was due primarily to a decrease in our hosted clinical trial activity, reflecting a decrease in the number of hosted clinical trials as some of our customers continued to migrate to a non-hosted software term license solution, as well as the completion of certain projects.

  Costs of Revenues

	Year Ended December 31,
	2002		2003		Change
Costs of Revenue	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$2,157	14%	$2,300	11%	$143	7%
Services	30,870	69	28,466	70	(2,404)	(8)%

Total	$33,027	55%	$30,766	50%	$(2,261)	(7)%

        The cost of license revenue increased in 2003 primarily due to a $708,000 increase in royalty expense as revenue increased on certain modules of the Clintrial software product, partially offset by a $600,000 decrease in amortization expense of acquired technologies. The decrease in the cost of services in 2003 was due primarily to the consolidation of our professional services and hosted applications services into one global organization and a decrease in royalty expense. The consolidation of our services organization consisted of a reduction in workforce of 42 employees, resulting in an expense savings of approximately $1.2 million in employee-related costs and $360,000 in facilities and related expenses. Additionally, royalty expense decreased approximately $464,000 primarily due to the decrease in the customer support revenue from licensees of the Clintrial software product. The decrease was partially offset by an increase of $264,000 in stock-based compensation expense.

  Gross Margin

	Year Ended December 31,
	2002		2003		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$13,589	86%	$19,077	89%	$5,488	40%
Services	13,956	31	12,182	30	(1,774)	(13)%

Total	$27,545	45%	$31,259	50%	$3,714	13%

        The license gross margin percentage increased in 2003 primarily due to a change in our software product mix and a reduction in amortization expense associated with acquired technology, partially offset by an increase in royalty expense associated with certain modules of the Clintrial software product. The services gross margin percentage decreased in 2003 primarily due to the reduction in the customer support revenue associated with our Clintrial software product and an increase in stock-based compensation expense. This reduction in services gross margin is also the result of a smaller revenue allocation to customer support under our software term licenses following the Clinsoft acquisition, partially offset by a reduction in employee-related expenses and facility expenses associated with the consolidation of our services organization and a reduction in royalties associated with our customer support revenue from certain of our software products.

  Operating Expenses

	Year Ended December 31,
	2002		2003		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$13,581	22%	$12,709	21%	$(872)	(6)%
Research and development	10,654	18	10,569	17	(85)	(1)%
General and administrative	10,447	17	10,138	16	(309)	(3)%
Restructuring charge	—	—	4,503	7	4,503	—

Total	$34,682	57%	$37,919	61%	$3,237	9%

        Sales and Marketing.    Sales and marketing expenses decreased in 2003 primarily due to a $388,000 decrease in marketing programs and a $350,000 decrease from the amortization of acquired customer contracts from the Clinsoft acquisition, partially offset by a $21,000 increase in stock-based compensation expense. The decline in marketing programs reflects the transition from the participation in trade shows to more cost effective workshops and seminars, as well as a reduction in advertising expense.

        Research and Development.    Research and development expenses decreased slightly in 2003 as our new research and development management team focused its expenditures on critical development efforts. The decrease was primarily due to a $238,000 decrease in travel and occupancy related costs due to cost savings initiatives, partially offset by a $184,000 increase in stock-based compensation expense.

        General and Administrative.    General and administrative expenses decreased in 2003 primarily due to a reduction in depreciation expense and ongoing cost-containment activities, partially offset by a $155,000 increase in stock-based compensation expense.

        Restructuring Charge.    We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets.

  Operating Loss, Other Income (Expense)

	Year Ended December 31,
	2002		2003		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating loss	$(7,137)	(12)%	$(6,660)	(11)%	$477	7%

Other income (expense)
Interest income	$307	1%	$111	0%	$(196)	(64)%
Interest expense	(418)	(1)	(364)	(1)	54	13%
Other income	729	1	721	1	(8)	(1)%

Total	$618	1%	$468	0%	$(150)	(24)%

        Operating Loss.    The decrease in the operating loss in 2003 was primarily due to an increase in gross margin resulting from an increase in license revenue as a percentage of total revenue, partially offset by an increase in operating expenses which includes $624,000 of stock-based compensation expense.

        Other Income (Expense).    The decrease in interest income was primarily due to declining interest rates, partially offset by an increase in the cash, cash equivalents and restricted cash balances. Other income (expense) primarily consisted of foreign exchange gains, and loss on the sale of fixed assets. Other income (expense) remained relatively consistent from year to year.

  Provision for Income Taxes

	Year Ended December 31,
	2002		2003		Change
Provision for Income Taxes	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$435	1%	$434	1%	$(1)	(0)%

        Provision for Income Taxes.    The provision for income taxes for 2002 and 2003 represents foreign withholding taxes and income taxes payable in certain foreign locations that cannot be offset through loss carryforwards.

Liquidity and Capital Resources

        Our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $20.7 million and $58.2 million at December 31, 2003 and 2004, respectively, and accounts receivable of $22.9 million and $19.7 million, respectively.

        From our inception, we funded our operations primarily through issuances of convertible preferred stock for aggregate net cash proceeds of $79.7 million, including net cash acquired in the Clinsoft acquisition, the proceeds from the initial public offering and exercise of the over-allotment option resulting in net proceeds of $36.6 million, and the issuance of notes payable for an aggregate of $17.3 million.

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

        Net cash generated from operating activities was $9.8 million in 2004, which was greater then net income of $1.9 million. This difference is primarily due to $8.7 million of non-cash depreciation, deferred rent, stock-based compensation and non-cash income tax expense and changes in working capital, which consisted primarily of a $3.5 million decrease in accounts receivable, offset partially by decreases in accrued expenses of $1.8 million and deferred revenue of $1.6 million.

        Net cash used by investing activities was $6.6 million during 2004, consisting primarily of the purchase of short-term investments of $4.8 million and capital expenditures associated with computer equipment and furniture and fixtures in support of our expanding work force of $3.4 million, partially offset by a $1.6 million reduction in restricted cash.

        Net cash provided by financing activities was $31.0 million in 2004, consisting primarily of the $36.6 million of net proceeds from the initial public offering and proceeds from the issuance of notes payable for $2.9 million, partially offset by a special dividend to our Series B, C and D preferred stockholders of $4.7 million and payments on notes payable and line of credit borrowings of $5.2 million.

        At December 31, 2003, we had approximately $1.6 million of restricted cash held in certificates of deposits as collateral for letters of credit related to our facilities. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

        Substantially all of our long-lived assets for the years ended December 31, 2003 and 2004 are located in the United States.

        We do not have any special purpose entities or any off balance sheet financing arrangements.

        We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our lines of credit and leases for office space. At December 31, 2004, the future minimum payments under these commitments were as follows:

Year Ending December 31,	Equipment and Working Capital Line of Credit	Operating Leases	Total
	(in thousands)
2005	$2,558	$2,699	$5,257
2006	1,364	2,622	3,986
2007	485	2,252	2,737
2008	—	2,047	2,047
2009	—	346	346

Total minimum payments	$4,407	$9,966	$14,373

        Between April 2000 and September 2004 we entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these credit lines ranges from prime to prime plus 1%. At December 31, 2003 and December 31, 2004, respectively, we had $4.2 million and $4.4 million outstanding under all of our equipment lines of credit. As of December 31, 2004, there was $3.2 million available under the equipment line of credit.

        Effective March 31, 2004, we amended our working capital line of credit with a bank and increased the amount under which we can borrow up to $5.0 million. Interest accrues at the prime rate. The line expires March 31, 2006 at which time all advances will be immediately due and payable. As of December 31, 2003 and 2004, we had $2.5 million and $0 outstanding under the working capital line of credit, respectively. At December 31, 2004, there was $3.4 million available under the working capital line of credit, which reflects amounts used to replace the restricted cash associated with our leased facilities.

        Borrowings are secured by substantially all of our assets other than our intellectual property. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others. Under the terms of these credit lines, we are required to comply with certain financial covenants. At December 31, 2003, we were in violation of the financial covenant requiring $16.0 million for fourth quarter 2003 revenue, net of reimbursable out-of-pocket expenses, for which we received a waiver from the bank. That waiver, however, did not remove or limit the financial covenants we must satisfy under the credit agreement in the future. At December 31, 2004, we were in compliance with all financial covenants. Although the financial covenants were amended in connection with the March 2004 renewal, to the extent we are unable to satisfy those covenants in the future, we will need to obtain additional waivers to avoid being in default of the terms of these credit lines. If an unwaived default occurs, the bank may require that we repay all amounts then outstanding. We currently expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

        At December 31, 2004, we had net operating loss carryforwards of approximately $88.4 million, which may be used to offset future U.S. federal taxable income, if any, and $4.8 million of federal research and development tax credit carryforwards. In addition, we have $5.6 million of net operating losses relating to our non-U.S. jurisdictions. Of these amounts, approximately $26.9 million and $3.0 million of net operating loss carryforwards and tax credit carryforwards, respectively, relate to amounts acquired as part of the Clinsoft acquisition. These tax carryforwards may reduce our future cash payments to the taxing authorities. The cash benefits of the acquired carryforwards will be reflected as an adjustment through goodwill and not a reduction in the effective tax rate. The carryforwards expire beginning in 2008 through 2023 and are subject to review and possible adjustment by the taxing authorities. The Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

        We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our various debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. In 2005, we intend to spend approximately $4.6 million for the purchase of computer equipment for our hosting services and for general corporate purposes. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds for those purposes may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005 for calendar year-end companies. Early adoption will be permitted in periods in which financial statements have not yet been issued.

        SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We will be reviewing the two alternative adoption methods in the first quarter of 2005 and the resulting impact of fair valuing awards in our financial statements. We will also be reviewing various option valuation techniques and may use a valuation method other than the Black-Scholes model upon adoption of SFAS No. 123(R).

        The adoption of SFAS No. 123(R)'s fair value method will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements contained in this Annual Report.

Certain Factors Which May Affect Future Results

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

  •
  changes in medical practices;

  •
  changes in the purchasing patterns of entities conducting clinical research;

  •
  the discovery of safety issues with approved products or products in clinical development;

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

        If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to be profitable

Changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business.

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

        We have incurred significant losses in each fiscal year since our inception in June 1997, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $104 million at December 31, 2004. You should not consider recent quarterly revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

  •
  generate sufficient revenues to maintain profitability;

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

        Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $4.1 million for the quarter ended December 31, 2003 to operating income of $1.4 million for the quarter ended December 31, 2004. Our results of operations in any given quarter will be based on a number of factors, including:

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

  •
  changes in our customers' purchasing patterns;

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

        The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale In addition, while we begin recognizing revenue upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as license revenue and, when applicable, related services revenue, from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our recently announced contract with GlaxoSmithKline, we have incurred, and expect to continue to incur through at least a portion of 2005 significant up-front implementation and other service expenses associated with delivery of services under the contract, whereas the revenue under the contract will be recognized ratably over an approximately 5-year period. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate from quarter to quarter.

The loss of one or more major customers could materially and adversely affect our results of operations and financial condition.

        Our top five customers accounted for approximately 37% of our revenues during 2002, approximately 32% of our revenues during 2003 and approximately 36% of our revenues during 2004. Moreover, sales to two customers, Eli Lilly and Company, a holder of approximately one percent of our outstanding common stock, and GlaxoSmithKline, accounted for approximately 12% and 10% of our revenues, respectively, for the year ended December 31, 2004. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology.

        We are, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, Dr. Mark L. Kozam, doing business under the name MLK Software, has filed a complaint against us and one of our customers alleging that we infringe a patent claimed to be owned by Dr. Kozam. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the Kozam claim referenced above, that we will indemnify our customers, against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

Interruptions or delays in service from our third-party providers could impair the delivery of our hosted InForm electronic data capture solution and harm our business.

        We host our InForm electronic data capture software solution at third-party facilities. Consequently, the occurrence of a natural disaster or other unanticipated problems at the facilities of our third-party provider could result in unanticipated interruptions in our customers' access to our InForm electronic data capture software solution. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted InForm electronic data capture solutions, representing approximately 37% of our total revenues for the year ended December 31, 2004, are subject to service level agreements that guarantee certain levels of uptime reliability. These agreements provide for 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

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

        For the year ended December 31, 2004, approximately 43% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

        Negative developments in any of these areas in one or more countries could result in a reduction in demand for our software products, services and hosted solutions, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could adversely affect our business, results of operations or financial condition. Moreover, with regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar and we incur operating expenses in currencies other than the U.S. dollar. This creates a foreign currency exchange risk for us that could have a material adverse effect on our results of operations and financial condition.

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

        We have been experiencing a period of rapid growth that has placed a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to December 31, 2004, the number of our employees increased from 35 to approximately 361. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We also must attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

        We have loan agreements with a bank that provide for a $5.0 million working capital credit line and equipment lines of credit. Our loan agreements restrict our ability to:

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

Risks Related to our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in the public markets and subject us to securities class action litigation. The current market price of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of an investment in our common stock.

        We only recently completed our initial public offering. An active public market for our common stock may not continue to develop or be sustained. Market prices for securities of software, technology and health care companies have been particularly volatile. The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

  •
  investors' general perception of us;

  •
  sales or transfers of large blocks of stock by existing investors; and

  •
  changes in general economic, industry and market conditions.

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

A significant number of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Approximately 30% of our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933. This means that they may not be sold without first being registered under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. These shares are eligible for sale pursuant to Rule 144, subject in certain instances to the volume and manner of sale limitations under Rule 144. In addition, as of March 4, 2005, we had approximately 4.7 million shares subject to outstanding options and approximately 1.4 million shares reserved for future issuance under our stock option and stock purchase plans. Moreover, a relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our directors and management exercise significant control over our company.

        At December 31, 2004, our directors and executive officers and their affiliates beneficially control approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In 2003 and 2004, 39% and 43%, respectively of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than U.S. dollars, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

        As of December 31, 2003 and 2004 we had $9.2 and $6.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2003 and 2004, our foreign exchange exposure would have fluctuated by approximately $920,000 and $650,000, respectively. In addition, our subsidiaries have intercompany accounts that eliminate upon consolidation; however, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under "other income (expense)", while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under "accumulated other comprehensive loss" in stockholders' (deficit) equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements. We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of December 31, 2004 we hedged approximately $12.8 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

  Interest Rate Sensitivity

        We had unrestricted cash, cash equivalents and short term investments totaling $58.2 million at December 31, 2004. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

        We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2003 and 2004 the prime rate was 4.0% and 5.25%, respectively, and there was $2.5 million and $0, respectively, outstanding under our working capital line of credit. If the prime rate fluctuated by 10%, and based on amounts outstanding as of December 31, 2003 and 2004, interest expense would have fluctuated by approximately $11 and $0, respectively.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data of Phase Forward Incorporated and subsidiaries are listed under Part IV, Item 15, in this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On March 7, 2005, we adopted the Phase Forward 2005 Management Incentive Compensation Plan (the "Plan"). The Plan is effective January 1, 2005. The Plan provides our Chief Executive Officer with an opportunity to earn a cash bonus of up to 75% of base salary, other executive management with an opportunity to earn a cash bonus of up to 40% of base salary, and certain other designated employees with an opportunity to earn a cash bonus of up to 25% of base salary, based in each case on the attainment of certain corporate financial goals and, in the case of non-executive Plan participants, certain individual performance objectives.

        Also on March 7, 2005, we amended our form of Executive Agreement to provide for certain additional severance benefits to be calculated based on incentive compensation earned under our performance cash incentive plans prior to an executive's termination date, which compensation could have been payable but for the executive's termination. All other terms of the Executive Agreement remain unchanged by the amendment. We expect that each executive who is currently party to an Executive Agreement will execute a new Executive Agreement as amended, which is being filed as Exhibit 10.22 to this Annual Report. The amendment to the form of Executive Agreement is intended to better align the Executive Agreements with our cash incentive compensation plans in connection with the payments that an executive would be entitled to upon a specified change in control or employment termination.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

        Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President, General Counsel and Secretary, D. Ari Buchler, Vice President of Worldwide Sales, Stephen J. Powell, Vice President of Development, Steven J. Rosenberg, and our Chairman and Chief Strategy Officer, Paul A. Bleicher have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2003 and 2004

    Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

    Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2003 and 2004

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto

  (3)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Certificate for shares of the Registrant's Common Stock.
4.2	Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibits 3.1 and 3.2).
10.1+(1)	1997 Stock Option Plan.
10.2+(1)	Amended and Restated 2003 Non-Employee Director Stock Option Plan.
10.3+(1)	2004 Stock Option and Incentive Plan.
10.4+(1)	2004 Employee Stock Purchase Plan.
10.5(1)	Fifth Amended and Restated Investors' Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto.
10.5.1(1)	Termination and Amendment Agreement between the Registrant and certain of its stockholders named therein.
10.6(1)	Loan Agreement between the Registrant and Silicon Valley Bank, as modified.
10.7#(1)	Software License Agreement between the Registrant and Eli Lilly and Company.
10.8#(1)	Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company.
10.9+(1)	Form of Executive Agreement between the Registrant and its officers.

10.10+(1)	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell.
10.11+(1)	Executive Service Agreement between Phase Forward Europe Limited and Martin Young.
10.12+	Agreement between the Registrant, Phase Forward Europe Limited and Martin Young.
10.13+(1)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.14(1)	Sublease Agreement between the Registrant and BMC Software, Inc.
10.15#(2)	Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited.
10.16+(3)	Letter agreement between the Company and John J. Schickling dated as of October 21, 2004.
10.17+(4)	Form of Incentive Stock Option Agreement.
10.18+(5)	Form of Non-Statutory Stock Option Agreement.
10.19+	2005 Global Sales Executive Incentive Compensation Plan.
10.20+	Summary of cash compensation practices for non-employee directors.
10.21+	2005 Management Incentive Plan.
10.22+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

(1)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.

(2)
Incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K dated as of July 23, 2004 (File No. 000-05839).

(3)
Incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

(4)
Incorporated by reference herein to Exhibit 10.4 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

(5)
Incorporated by reference herein to Exhibit 10.5 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March 2005.

PHASE FORWARD INCORPORATED

By:	/s/ ROBERT K. WEILER Robert K. Weiler President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. WEILER Robert K. Weiler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005
/s/ RODGER WEISMANN Rodger Weismann	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2005
/s/ PAUL A. BLEICHER, M.D., PH.D. Paul A. Bleicher, M.D., Ph.D	Chairman of the Board	March 9, 2005
/s/ AXEL BICHARA Axel Bichara	Director	March 9, 2005
/s/ FRANKLYN A. CAINE Franklyn A. Caine	Director	March 9, 2005
/s/ JAMES I. CASH, JR., PH.D James I. Cash, Jr., Ph.D	Director	March 9, 2005
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director	March 9, 2005

Phase Forward Incorporated and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Phase Forward Incorporated and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Phase Forward Incorporated (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase Forward Incorporated and Subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 4, 2005

Phase Forward Incorporated and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$19,046	$53,485
Short-term investments	—	4,735
Accounts receivable, net of allowance of $425 and $391 in 2003 and 2004, Respectively	22,947	19,682
Deferred set up costs, current portion	1,115	783
Prepaid commissions and royalties, current portion	2,192	3,035
Prepaid expenses and other current assets	1,434	2,335

Total current assets	46,734	84,055

Property and equipment, net	5,299	5,717
Restricted cash	1,611	—
Deferred set up costs, net of current portion	697	665
Prepaid commissions and royalties, net of current portion	2,527	2,756
Goodwill	23,780	21,817
Other assets	196	240

Total assets	$80,844	$115,250

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Lines of credit	$2,500	$—
Current portion of notes payable	2,218	2,558
Accounts payable	947	1,619
Accrued expenses	10,973	11,658
Restructuring accrual	1,989	344
Deferred revenue, current portion	33,050	35,350
Deferred Rent, current portion	—	142

Total current liabilities	51,677	51,671

Notes payable, net of current portion	1,970	1,849
Restructuring accrual, net of current portion	497	—
Deferred revenue, net of current portion	4,738	1,002
Deferred rent, net of current portion	288	1,481

Total liabilities	59,170	56,003

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $.01 par value, at redemption value:
Authorized—22,884 and 0 shares in 2003 and 2004, respectively
Issued—22,841 and 0 shares in 2003 and 2004, respectively	123,951	—
Redeemable convertible preferred stock warrant	169	—
Stockholders' (deficit) equity:
Preferred stock, $.01 par value:
Authorized—0 and 5,000 shares in 2003 and 2004, respectively
Issued—0 shares in 2003 and 2004	—	—
Common stock, $.01 par value:
Authorized—32,804 and 100,000 shares in 2003 and 2004, respectively
Issued—3,602 and 32,399 shares in 2003 and 2004, respectively	36	324
Additional paid-in capital	—	165,462
Subscription receivable	(627)	(127)
Deferred stock-based compensation	(2,333)	(1,755)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(500)	(160)
Accumulated deficit	(98,911)	(104,386)

Total stockholders' (deficit) equity	(102,446)	59,247

Total liabilities and stockholders' (deficit) equity	$80,844	$115,250

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues:
License	$15,746	$21,377	$28,180
Service	44,826	40,648	45,550

Total revenues	60,572	62,025	73,730
Costs of revenues:
License	2,157	2,300	1,875
Service(1)	30,870	28,466	27,782

Total cost of revenues	33,027	30,766	29,657
Gross margin:
License	13,589	19,077	26,305
Service	13,956	12,182	17,768

Total gross margin	27,545	31,259	44,073

Operating expenses:
Sales and marketing(1)	13,581	12,709	14,403
Research and development(1)	10,654	10,569	12,423
General and administrative(1)	10,447	10,138	13,246
Restructuring charge	—	4,503	(168)

Total operating expenses	34,682	37,919	39,904

Income (loss) from operations	(7,137)	(6,660)	4,169
Other income (expense):
Interest income	307	111	518
Interest expense	(418)	(364)	(394)
Other income (expense)	729	721	(32)

Total other income (expense)	618	468	92

Income (loss) before provision for income taxes	(6,519)	(6,192)	4,261
Provision for income taxes	435	434	2,392

Net income (loss)	(6,954)	(6,626)	1,869
Accretion of preferred stock and dividend declared	8,068	7,672	8,953

Net loss applicable to common stockholders	$(15,022)	$(14,298)	$(7,084)

Net loss per share applicable to common stockholders—basic and diluted	$(5.05)	$(4.23)	$(0.43)

Weighted average number of common shares used in net loss per share calculations—basic and diluted	2,975	3,383	16,447

(1)
Amounts include stock-based expenses, as follows:

Costs of service revenues	$—	$264	$105
Sales and marketing	103	124	141
Research and development	—	184	312
General and administrative	—	155	1,553

Total stock based expenses	$103	$727	$2,111

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Consolidated Statements of Stockholders' (Deficit)
Equity and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Subscription Receivable	Deferred Stock-Based Compensation
Balance at December 31, 2001	3,356	$34	$1,955	$(1,167)	$(240)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	44	—
Exercise of common stock options	164	2	76	—	—
Reduction of deferred stock-based compensation	—	—	(137)	—	137
Amortization of deferred stock-based compensation	—	—	—	—	103
Repurchase of restricted stock	(273)	(3)	(493)	496	—
Accretion of preferred stock to redemption value	—	—	(1,401)	—	—
Net loss	—	—	—	—	—

Total comprehensive loss
Balance at December 31, 2002	3,247	33	—	(627)	—
Foreign currency translation adjustment	—	—	—	—	—
Exercise of common stock options	355	3	182	—	—
Purchase of common stock	—	—	—	—	—
Deferred stock-based compensation	—	—	3,060	—	(3,060)
Amortization of deferred stock-based compensation	—	—	—	—	727
Accretion of preferred stock to redemption value	—	—	(3,242)	—	—
Net loss	—	—	—	—	—

Total comprehensive loss
Balance at December 31, 2003	3,602	36	—	(627)	(2,333)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	361	4	743	—	—
Issuance of common stock under employee stock purchase plan	15	—	90	—	—
Accretion of preferred stock to redemption value	—	—	(1,613)	—	—
Accrual of dividend payable to Series B, C and D preferred stockholders	—	—	—	—	—
Issuance of common stock from public offering, net of costs	5,580	56	36,563	—	—
Conversion of redeemable convertible preferred stock	22,841	228	127,977
Conversion of preferred stock warrant into common stock warrant	—	—	169	—	—
Deferred stock-based compensation	—	—	1,533	—	(1,533)
Amortization of deferred stock-based compensation	—	—	—	—	2,111
Net income	—	—	—	—	—

Total comprehensive income
Balance at December 31, 2004	32,399	$324	$165,462	$(127)	$(1,755)

	Treasury Stock	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Comprehensive Income (Loss)
Balance at December 31, 2001	—	$(326)	$(74,234)	$(73,978)
Foreign currency translation adjustment		428	—	428	$428
Payment of subscription receivable	—	—	—	44	—
Exercise of common stock options	—	—	—	78	—
Reduction of deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	103	—
Repurchase of restricted stock	—	—	—	—	—
Accretion of preferred stock to redemption value	—	—	(6,667)	(8,068)	—
Net loss	—	—	(6,954)	(6,954)	(6,954)

Total comprehensive loss					$(6,526)

Balance at December 31, 2002	—	102	(87,855)	(88,347)
Foreign currency translation adjustment	—	(602)	—	(602)	$(602)
Exercise of common stock options	—	—	—	185	—
Purchase of common stock	(111)	—	—	(111)	—
Deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	727	—
Accretion of preferred stock to redemption value	—	—	(4,430)	(7,672)	—
Net loss	—	—	(6,626)	(6,626)	(6,626)

Total comprehensive loss					$(7,228)

Balance at December 31, 2003	(111)	(500)	(98,911)	(102,446)
Foreign currency translation adjustment	—	340	—	340	$340
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	—	—	—	747	—
Issuance of common stock under employee stock purchase plan	—	—	—	90	—
Accretion of preferred stock to redemption value	—	—	(2,644)	(4,257)	—
Accrual of dividend payable to Series B, C and D preferred stockholders	—	—	(4,700)	(4,700)	—
Issuance of common stock from public offering, net of costs	—	—	—	36,619	—
Conversion of redeemable convertible preferred stock	—	—	—	128,205	—
Conversion of preferred stock warrant into common stock warrant	—	—	—	169	—
Deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,111	—
Net income	—	—	1,869	1,869	1,869

Total comprehensive income					$2,209

Balance at December 31, 2004	$(111)	$(160)	$(104,386)	$59,247

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income (loss)	$(6,954)	$(6,626)	$1,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,002	4,856	3,050
Stock-based compensation	103	727	2,111
Asset impairment due to restructuring	—	2,015	—
Loss (gain) on disposal of fixed assets	—	184	(34)
Foreign currency exchange (gain) loss	(803)	(906)	63
Provision for allowance for doubtful accounts	215	213	165
Non cash income tax expense	—	120	1,964
Other non-cash items	—	—	16
Changes in assets and liabilities:
Accounts receivable	(2,461)	(8,580)	3,455
Deferred costs	1,863	(288)	(522)
Prepaid expenses and other current assets	(716)	(726)	(886)
Accounts payable	(2,990)	(362)	625
Accrued expenses	(1,182)	5,251	(1,818)
Deferred revenue	(3,117)	9,245	(1,550)
Deferred rent	281	(63)	1,318

Net cash (used in) provided by operating activities	(9,759)	5,060	9,826

Investing activities
Purchase of short-term investments	—	—	(4,765)
Purchase of property and equipment	(3,544)	(4,095)	(3,382)
Decrease (increase) in restricted cash, net	313	(489)	1,611
Decrease (increase) in other assets	(897)	120	(37)

Net cash used in investing activities	(4,128)	(4,464)	(6,573)

Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	4,110	2,570	2,928
Payments on lines of credit and notes payable	(3,075)	(3,460)	(5,209)
Payment of dividend payable	—	—	(4,700)
Net proceeds from issuance of preferred stock	1,970	—	—
Repurchase of restricted common stock	(496)	(111)	—
Proceeds from issuance of common stock	78	185	42,687
Stock issuance costs	—	—	(5,231)
Proceeds from repayment of subscriptions receivable	540	—	500

Net cash provided by (used in) financing activities	3,127	(816)	30,975

Effect of exchange rate changes on cash and cash equivalents	1,120	1,306	211

Net (decrease) increase in cash and cash equivalents	(9,640)	1,086	34,439
Cash and cash equivalents at beginning of year	27,600	17,960	19,046

Cash and cash equivalents at end of period	$17,960	$19,046	$53,485

Supplemental disclosure of cash flow information
Cash paid for interest	$368	$234	$313

Cash paid for income taxes	$145	$106	$186

Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$8,068	$7,672	$4,257

See accompanying notes.

Phase Forward Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.     Organization and Operations

        Phase Forward Incorporated (the Company) is a provider of integrated enterprise-level electronic data capture, data management and adverse event reporting software solutions for use in the clinical trial component of our customers' global research and development initiatives. The Company offers software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials.

        The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including rapid technological changes, competition, limited number of suppliers, customer concentration, government regulations, management of international operations, protection of proprietary rights, patent litigation and dependence on key individuals.

        The Company has operations in the United States, United Kingdom, France, Germany, Japan and Australia.

2.     Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        The components of revenue are as follows:

	Year Ended December 31,
	2002	2003	2004
License	$15,746	$21,377	$28,180
Application hosting services	22,003	20,217	27,444
Consulting services	4,932	6,107	4,976
Customer support	17,891	14,324	13,130

Total	$60,572	$62,025	$73,730

        The Company recognizes software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity's Hardware, Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

        The Company generally enters into software term licenses with its customers for three to five year periods. These arrangements typically include multiple elements: a software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills the annual license fee for the first year of a multi-year contract in advance and bills the license fees for the subsequent years in advance on the anniversary date. The Company's payment terms are generally net 30 days.

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

        In addition to making its software products available to customers through licenses, the Company offers its InForm electronic data capture software product through a fully-hosted, turnkey deployment. Revenues resulting from application hosting services consist of three stages for each clinical trial. The first stage includes trial and application setup, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from application-hosting and related services over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application setup, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial setup, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period.

        In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

        The Company capitalized $1,705, $1,729 and $1,606 of deferred set up costs and amortized $2,858, $1,716 and $1,970 during the years ended December 31, 2002, 2003 and 2004, respectively. The amortization of deferred set up costs is a component of cost of services.

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

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included $878, $1,306 and $674 of out of pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2002, 2003 and 2004, respectively.

Internal Use Software and Website Development Costs

        The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life of three years. The Company has not incurred any such costs to date.

Computer Software Development Costs and Research and Development Expenses

        The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

Prepaid Sales Commissions and Royalties

        For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to sales people and royalties paid to third parties, and recognizes these expenses over the period that the related revenue is recognized. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company's royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $2,326, $3,967 and $3,816 of commissions and amortized to sales and marketing expense $1,676, $1,652 and $3,009 during the years ended December 31, 2002, 2003 and 2004, respectively. The Company capitalized $1,689, $1,674 and $2,712 of royalties and amortized to cost of revenues $1,713, $2,016 and $2,447 during the years ended December 31, 2002, 2003 and 2004, respectively.

Warranties and Indemnification

        The Company's hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company's online help documentation under normal use and circumstances. The Company's arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party's intellectual property rights.

        The Company has entered into service level agreements with its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels.

        To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Net Loss Per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. The Company's potentially dilutive shares, which include outstanding common stock options, redeemable convertible preferred stock and warrants also have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

        The calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2002	2003	2004
Net loss applicable to common stockholders	$(15,022)	$(14,298)	$(7,084)

Computation of basic and diluted net loss per share:
Weighted average shares outstanding	3,215,714	3,451,410	16,471,096
Less weighted average unvested restricted common shares outstanding	(240,224)	(67,951)	(24,588)

Shares used in computing net loss per share	2,975,490	3,383,459	16,446,508

Net loss per share applicable to common stockholders—basic and diluted	$(5.05)	$(4.23)	$(0.43)

        The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2002, 2003 and 2004 respectively, as they would be anti-dilutive.

	As of December 31,
	2002	2003	2004
Redeemable convertible preferred stock	22,841,157	22,841,157	—
Options outstanding	4,254,780	4,296,891	4,474,041
Unvested restricted shares	89,410	46,493	—
Warrant	34,330	34,330	34,330

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's subsidiaries in the United Kingdom, France, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders' equity (deficit). Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of approximately $803, $906 and ($63) for the years ended December 31, 2002, 2003 and 2004, respectively, and such gains are included in other income (expense) in the accompanying consolidated statements of operations.

Derivitive Instruments

        The Company has adopted the accounting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or in stockholders' equity as other comprehensive income (loss), depending upon whether the derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Hedges of underlying exposures are designated and documented at the inception of the hedge and are evaluated for effectiveness at least quarterly. As the terms of the derivative are generally matched at inception with the underlying exposure, hedging effectiveness is calculated by comparing the change in fair value of the derivative to the change in fair value of the underlying exposure.

        In certain instances, the Company enters into forward contracts to hedge against foreign currency fluctuations. Forward contracts are used to position an economic hedge against transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries. These forward contracts are used to reduce the Company's risk associated with foreign currency exchange rate changes, as the gains or losses on these contracts are intended to offset the gains or losses on the underlying exposures. The Company does not engage in foreign currency speculation.

Cash, Cash Equivalents and Short-term Investments

        The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short term investments. At December 31, 2003 and 2004, cash equivalents primarily consisted of money market funds that were readily convertible to cash. At December 31, 2004, short-term investments consisted of U.S. agency notes and corporate debentures.

        At December 31, 2003, the Company had approximately $1,611 of restricted cash held in certificates of deposit as collateral for letters of credit related to facility leases. The certificates of deposit matured and the collateral for the letters of credit is now reflected as a reduction in the amount available under the line of credit.

        Cash, cash equivalents and short-term investments as of December 31, 2003 and 2004 were as follows:

	December 31, 2003
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$14,927	$14,927
Money market funds	Demand	4,119	4,119

Total cash and cash equivalents		$19,046	$19,046

	December 31, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$13,138	$13,138
Investments less than 90 days	34-90 days	3,390	3,390
Money market funds	Demand	35,014	35,014
Certificate of deposit	30 days	1,943	1,943

Total cash and cash equivalents		$53,485	$53,485

Short-term investments	147-356 days	$4,735	$4,728

        The Company has had no realized or unrealized gains or losses to date on the sale of money market funds or short term investments.

Depreciation and Amortization

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Purchased computer software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

        Repair and maintenance costs are expensed as incurred.

        Intangible assets, which consist of customer contracts and developed technology, are amortized over 8 and 24 months, respectively. Intangible assets were fully amortized during the year ended December 31, 2003.

Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, except goodwill, may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet risk or credit risk concentrations except as described below. Financial instruments that subject the Company to potential credit risks are principally cash and cash equivalents, accounts receivable and forward foreign exchange contracts. The Company maintains its cash and cash equivalents and forward foreign exchange contracts with accredited financial institutions. Concentrated credit risk with respect to accounts receivable is limited to large, creditworthy customers. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Due to these factors, no additional credit risk, beyond amounts provided for collection losses, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral or enter into master netting agreements to mitigate credit risk.

        The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable.

	Revenue			Accounts Receivable
	Number of Customers	Percent of Total Revenue		Number of Customers	Percent of Total Accounts Receivable
Year ended December 31:
2002	—	—		1	14%
2003	1	10	%*	1	18%
2004	2	22	%*	1	22%

*
Includes a customer (Eli Lilly and Company) that is the holder of record of approximately one percent of the Company's outstanding common stock.

        The Company serves all of its hosting customers from third-party web hosting facilities located in California and Virginia. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities becomes unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

        The following table summarizes activity in the Company's allowance for doubtful accounts.

	Year Ended December 31,
	2002	2003	2004
Beginning of period	$103	$212	$425
Bad debt expense	215	213	165
Write-offs	(106)	—	(199)

End of period	$212	$425	$391

Disclosure of Fair Value of Financial Instruments

        The Company's financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, forward foreign exchange contracts, lines of credit and notes payable. The estimated fair values of these financial instruments approximate their carrying values.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) solely consists of foreign currency translation adjustments and is disclosed in the accompanying consolidated statements of stockholders' (deficit) equity and comprehensive income (loss).

Stock-Based Compensation

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for options granted under its stock-based compensation plans for employees (see Note 11) under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required.

        The following tables illustrate the assumptions used and the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used and weighted average information are as follows:

	Year Ended December 31,
	2002	2003	2004
Average risk-free interest rate	4.14%	3.58%	3.66%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	4-7 years
Expected volatility	—	—	0% - 90%
Weighted average fair value at grant date	$0.75	$3.79	$5.50

        The first purchase period under the Company's 2004 Employee Stock Purchase Plan began in September 2004. See Note 11 for further details. Accordingly, the Company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 Employee Stock Purchase Plan using the following assumptions:

Year Ended December, 31
2004
Average risk-free interest rate	1.80%
Expected dividend yield	—
Expected life	0.25 years
Expected volatility	65%

        Had compensation costs been determined consistent with SFAS No. 123, the Company's net loss would have been the following pro forma amounts:

	Year Ended December 31,
	2002	2003	2004
Net loss applicable to common stockholders, as reported	$(15,022)	$(14,298)	$(7,084)
Add: Stock-based compensation expense included in reported net income (loss)	103	727	2,111
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	1,217	2,491	2,727

Pro forma net loss	(16,136)	(16,062)	$(7,700)

Pro forma net loss per share applicable to common stockholders	$(5.42)	$(4.75)	$(0.47)

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. The Company records a valuation allowance against deferred tax assets when it is probable that such asset will not be realized.

Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses totaled $407, $180 and $73 for the years ended December 31, 2002, 2003 and 2004, respectively.

Recently Issued Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005 for calendar year-end companies. Early adoption will be permitted in periods in which financial statements have not yet been issued.

        SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company will be reviewing the two alternative adoption methods in the first quarter of 2005 and the resulting impact of fair valuing awards in its financial statements. The Company will also be reviewing various option valuation techniques and may use a valuation method other than the Black Scholes model upon adoption of SFAS No. 123(R).

        The adoption of SFAS No. 123(R)'s fair value method will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

3.     Goodwill and Intangible Assets

        On August 14, 2001, the Company acquired Clinsoft Corporation, which developed and sold the Clintrial and Clintrace products. The acquisition of the Clinsoft business was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the total purchase price was allocated to the acquired assets resulting in goodwill of approximately $24,400 and intangible assets of approximately $4,000, consisting of developed technology and customer contracts.

        Customer contracts were existing contracts that relate to underlying customer relationships pertaining to the services provided by Clinsoft. The developed technology related to certain technology incorporated in the Clintrace and Clintrial products. The Company amortized the developed technology and customer contracts on a straight line basis over 24 and 8 months, respectively. Amortization of developed technology is included in cost of license revenue and amortization of customer contracts is included in sales and marketing expenses in the accompanying statements of operations. The intangible assets were fully amortized as of December 31, 2003. Amortization expense for the years ended December 31, 2002, 2003 and 2004 was $1,950, $1,000 and $0, respectively.

        A rollforward of the net carrying amount of goodwill is as follows:

	Year Ended December 31,
	2003	2004
Balance at beginning of year	$23,900	$23,780
Utilization of acquired net deferred tax assets	(120)	(1,963)

Balance at end of year	$23,780	$21,817

        The utilization of acquired net losses reflects a reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes.

        The goodwill resulting from the acquisition is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test as of October 1, 2003 and 2004, and determined that no impairment of goodwill or intangible assets existed.

4.     Property and Equipment

        Property and equipment consists of the following:

	As of December 31,
	2003	2004
Office and computer equipment	$14,240	$16,041
Purchased computer software	2,843	4,347
Furniture and fixtures	515	634
Leasehold improvements	553	630

	18,151	21,652
Less accumulated depreciation and amortization	(12,852)	(15,935)

	$5,299	$5,717

        Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was approximately $4,052, $3,856 and $3,050, respectively. In connection with the relocation of the Company's corporate headquarters in December 2003, the Company wrote off $2,017 which consisted of abandoned leasehold improvements and fixed assets from the previous facility.

5.     Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2003	2004
Accrued payroll and related benefits	$4,682	$4,791
Accrued other expenses	3,768	3,200
Accrued royalties	1,597	2,378
Accrued income taxes	926	1,289

	$10,973	$11,658

6.     Restructuring Charge

        The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company's corporate headquarters in December 2003. Of this charge, $2,486 represents the loss on a facilities lease and $2,017 related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represents 15 months of rent remaining under an existing lease and related operating expenses. The Company does not anticipate any sublease income over the remaining term of the lease agreement.

        The components of the restructuring charges are as follows:

Lease Loss
Provision for lease loss	$2,486
Payments made during the year ended December 31, 2003	—

Balance as of December 31, 2003	$2,486
Payments made during the year ended December 31, 2004	(1,974)
Reduction to provision for lease loss	(168)

Balance as of December 31, 2004	$344

        The December 31, 2003 balance included $497 which was classified as a long term liability. The Company anticipates that the lease loss will be settled by March 2005.

7.     Income Taxes

        Income (loss) before the provision for income taxes consists of the following:

	Year Ended December 31,
	2002	2003	2004
Domestic	$(7,109)	$(6,537)	$2,861
Foreign	590	345	1,400

Total	$(6,519)	$(6,192)	$4,261

        The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current provision:
Federal	$—	$—	$1,496
State	25	35	243
Foreign	410	399	653

Total	$435	$434	$2,392

Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total	$—	$—	$—

Total provision	$435	$434	$2,392

        The foreign tax provision includes withholding taxes. The provision for income taxes in 2004 represents income tax expense that cannot be offset through the use of acquired net operating losses for financial statement purposes. The oldest net operating losses must be utilized first. As a result, the net operating losses in the Clinsoft acquisition are being used first.

        The utilization of the acquired net operating losses will reduce the amount of income tax payable to local tax authorities. This cash benefit is reflected as a reduction to goodwill (see Note 3). In addition the effective tax rate exceeds the statutory tax rate due to the current non-deductibility of the stock-based compensation expense.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2002	2003	2004
Federal statutory rate	(34)%	(34)%	34%
State tax	(3)	(4)	6
Foreign rate differential	4	5	(4)
Increase (decrease) in valuation allowance	40	40	(5)
Stock-based compensation	—	—	14
Other	—	—	11

Effective tax rate	7%	7%	56%

        The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2003 and 2004 is as follows:

	As of December 31,
	2003	2004
Net operating loss carryforwards	$37,142	$32,967
Nondeductible reserves and other	4,548	2,220
Research and development credits	4,028	4,787
Valuation allowance	(45,718)	(39,974)

	$—	$—

        Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2003 and 2004. The Company recorded as part of purchase accounting in the Clinsoft acquisition a deferred tax liability for the difference between the book and tax basis of separately identified intangible assets.

        At December 31, 2004, the Company had net operating loss carryforwards of approximately $88,384, which may be used to offset future U.S. federal taxable income, if any, and $4,787 of federal research and development tax credit carryforwards. In addition, the Company has $5,640 of net operating losses relating to its non-U.S. jurisdictions. Of these amounts, approximately $26,939 and $2,952 of net operating loss carryforwards and tax credit carryforwards, respectively, relate to amounts acquired as part of the Clinsoft acquisition. These tax carryforwards may reduce the Company's future cash payments to the taxing authorities. The cash benefits of the acquired carryforwards will be reflected as an adjustment through goodwill and not a reduction in the effective tax rate. The carryforwards expire beginning in 2008 through 2023 and are subject to review and possible adjustment by the taxing authorities. The Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

        We have a reserve for taxes that may become payable in future years as previously filed tax returns are audited. The Company established the reserve based upon management's assessment of potential exposure associated with permanent tax differences and interest applied to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur to warrant modifying the reserve.

        The American Jobs Creation Act of 2004 (the Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President. Even in light of the Act, our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided U.S. tax expense on the unremitted earnings of our foreign subsidiaries.

8.     Debt

Lines of Credit

        Between April 2000 and September 2004, the Company entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit are payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrues under these notes ranges from prime rate (4.0% and 5.25% at December 31, 2003 and 2004, respectively) to prime rate plus 1.0%. As of December 31, 2003 and 2004, there was a total of $4,188 and $4,407, respectively, outstanding under all of the Company's equipment lines of credit. At December 31, 2003 and 2004, there was $2,155 and $3,177, respectively, available under the equipment lines of credit.

        In 2003, the Company renewed its $2,500 working capital line of credit with a bank. Interest accrued at prime rate plus 0.25%. Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line shall be immediately due and payable on March 31, 2006. As of December 31, 2003 and 2004, respectively, $2,500 and $0 was outstanding under the working capital line of credit. At December 31, 2004, there was $3,389 available under the working capital line of credit, which reflects amounts used to replace the restricted cash associated with the Company's leased facilities.

        Borrowings under these agreements are secured by substantially all assets of the Company, excluding intellectual property. The Company has entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits the Company from pledging its intellectual property to others. Under the terms of the agreements, as amended in March, 2004, the Company is required to comply with certain financial covenants, including attainment of minimum revenues, minimum earnings and financial ratios. At December 31, 2003, the Company was in violation of the financial covenant related to minimum revenue levels in the fourth quarter of 2003, and received a waiver from the bank. At December 31, 2004, the Company was in compliance with all financial covenants.

        At December 31, 2004, the future principal payments under these obligations are as follows:

Amount
Year
2005	$2,558
2006	1,364
2007	485

$4,407

9.     Commitments and Contingencies

Operating Leases

        The Company conducts its operations in facilities under noncancelable operating leases expiring through February 2009. Under the terms of the leases, including the lease of the former corporate headquarters, the Company is required to make the following payments:

Amount
Year
2005	$2,699
2006	2,622
2007	2,252
2008	2,047
2009	346

Total minimum lease payments	$9,966

        Certain of the Company's leases have escalating rent payments. The Company records rent expense on a straight line basis over the term of the lease. Rent expense for the periods ended December 31, 2002, 2003 and 2004 was approximately $3,221, $3,163, $2,719, respectively.

        The Company does not have any special purpose entities or any off balance sheet financing arrangements.

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

        This action is ongoing and the Company is prepared to vigorously defend the claims and pursue its Counterclaims and any other remedies available to the Company. Due to the preliminary nature of this action, the Company is unable to assess whether its outcome will have a material adverse effect on its results of operations.

        The Company accepts standard indemnification provisions in the ordinary course of business, whereby it may be required to indemnify its customers for certain costs and damages arising from third-party claims in connection with alleged or actual infringement of intellectual property. The term of these indemnification provisions generally coincides with the customer's use of the Company's products. The Company has never incurred significant costs to settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

10.   Redeemable Convertible Preferred Stock

        In January 2002, the Company issued 307,693 shares of Series D redeemable convertible preferred stock to an investor who is also a vendor at $6.50 per share for cash proceeds of $1,970.

        On June 1, 2004, the Company's board of directors declared a special cash dividend of $4,700, which was paid on September 15, 2004, to the holders of record of Series B, C and D redeemable convertible preferred stock as of June 15, 2004. This distribution is included in net loss applicable to common stockholders for the year ended December 31, 2004.

        Accretion of Series B, C and D redeemable convertible preferred stock for the years ended December 31, 2002, 2003 and 2004 was $8,068, 7,672 and $4,257, respectively.

        In connection with the closing of the Company's IPO on July 20, 2004, all outstanding shares of Series A, B, C and D redeemable convertible preferred stock were converted into 22,841,157 shares of common stock.

        In August 2000, the Company issued a warrant for the purchase of 34,330 shares of Series C redeemable preferred stock in connection with a line of credit agreement. The warrant was fully vested and exercisable and would expire in August 2010. In July 2004, in connection with the Company's IPO, the warrant was converted into a warrant to purchase 34,330 shares of common stock.

11.   Stockholders' Equity

Common Stock

        On July 20, 2004, the Company completed its IPO of 5,250,000 shares of common stock at $7.50 per share. In connection with the IPO, all of the outstanding shares of the Company's Series A, B, C and D redeemable convertible preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the IPO. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the SEC.

        The sale of the 5,580,000 shares of common stock in connection with the IPO resulted in net proceeds to the Company of $36,619 after deducting underwriters' discounts and offering-related expenses.

        For the year ending December 31, 2004, the Company issued 361,050 shares of common stock resulting in proceeds of $747 from the exercise of common stock options.

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

        During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders' (deficit) equity. There was $627 and $127 of these notes receivable outstanding at December 31, 2003 and 2004, respectively. At December 31, 2004, the notes outstanding were from one individual that is no longer an employee of the Company.

Employee Stock Purchase Plan

        The Company's 2004 Employee Stock Purchase Plan, as amended from time to time (the "2004 Purchase Plan"), became effective upon the completion of the initial public offering on July 20, 2004. The 2004 Purchase Plan allows eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions, up to 15% of a participant's annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The option price per share for each purchase period shall be the lesser of (i) 85% of the average market price of the common stock on the first business day of the purchase period and (ii) 85% of the average market price of the Common stock on the last business day of the purchase period. The first purchase period began on September 2, 2004 and ended on November 30, 2004. Future purchase periods shall consist of six-month periods commencing on December 1 and June 1 and ending on the last days of November and May of each calendar year. A total of approximately 305,000 shares of common stock remain reserved for issuance under the 2004 Purchase Plan. Approximately 15,000 shares were issued under this plan during 2004.

Stock Option Plans

        In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan, as amended (the "1997 Option Plan"), under which the Board of Directors may grant incentive and nonqualified stock options to purchase an aggregate of 6,599,880 shares of common stock to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Option Plan generally vest over four or five year periods and expire ten years from the grant date. In March 2004, the Company granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Upon completion of an initial public offering, 61,250 options vested automatically which accelerated $290,000 in stock-based compensation expense. As of December 31, 2004, the Company had 42,909 shares available for future grant under this plan.

        In 2004, the Board of Directors approved the 2004 Stock Option and Incentive Plan (the "2004 Option Plan") which became effective upon the closing of the Company's IPO, which was approved by the stockholders on April 20, 2004. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Option Plan which will be the successor equity incentive program to the 1997 Option Plan. Under the 2004 Option Plan, the Board of Directors may grant incentive and nonqualified stock options to purchase shares of common stock to employees and non-employees of the Company. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Option Plan generally vest over a four to seven year period and expire ten years from the grant date. As of December 31, 2004, the Company had 1,199,000 shares available for future grant under this plan.

2003 Non-employee Director Stock Option Plan

        In 2003, the Board of Directors and stockholders adopted the Phase Forward Incorporated 2003 Non Employee Director Stock Option Plan (the Non Employee Plan), under which the Company may grant up to 362,000 shares of common stock to certain members of the Board of Directors. The Non Employee Plan, provides solely for the automatic, one-time grant of an option to purchase 100,000 shares of common stock upon initial election to the Board of Directors. The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the director meets certain board attendance criteria, options may vest at a rate of one-twentieth per quarter. Effective April 20, 2004 the Non Employee Plan, was amended to increase the number of shares the Company may grant under the Non Employee Plan to 562,000 shares. As of December 31, 2004, the Company had 300,000 shares available for future grant under this plan.

        Information with respect to activity under the 1997 Plan, the 2004 Plan and the Non Employee Plan are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Price per Share
Outstanding at December 31, 2001	3,726,511	$0.10 - 5.00	$2.36
Granted	1,902,401	3.00	3.00
Exercised	(164,211)	0.10 - 5.00	0.44
Canceled	(1,209,921)	0.10 - 5.00	2.82

Outstanding at December 31, 2002	4,254,780	0.10 - 5.00	2.59
Granted	823,300	3.00	3.00
Exercised	(355,348)	0.10 - 5.00	0.52
Canceled	(425,841)	0.10 - 5.00	2.91

Outstanding, December 31, 2003	4,296,891	0.10 - 5.00	2.81
Granted	684,805	3.00 - 7.55	6.01
Exercised	(361,050)	0.10 - 5.00	2.07
Canceled	(146,605)	0.20 - 5.00	2.96

Outstanding December 31, 2004	4,474,041	$0.10 - 7.55	$3.35

Exercisable at December 31, 2002	1,569,756	$0.10 - 5.00	$2.11

Exercisable at December 31, 2003	1,973,410	$0.10 - 5.00	$2.64

Exercisable at December 31, 2004	2,643,439	$0.10 - 6.00	$2.91

        The following tables summarize information regarding the Company's stock options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - 0.60	186,643	3.8	$0.15	186,643	$0.15
0.61 - 1.20	82,467	4.8	1.00	82,467	1.00
1.80 - 2.40	33,726	4.2	2.00	33,726	2.00
2.41 - 3.00	3,427,600	7.4	3.00	2,109,578	3.00
3.01 - 4.80	173,250	9.1	4.50	46,155	4.50
4.81 - 5.40	128,800	5.4	5.00	128,800	5.00
5.41 - 6.00	140,555	6.9	6.00	56,070	6.00
6.01 - 7.55	301,000	9.7	7.55	—	—

	4,474,041	7.3	3.35	2,643,439	2.91

        Weighted average remaining contractual life of options outstanding was 7.7 years, 8.1 years and 7.3 years for 2002, 2003 and 2004, respectively.

        In 2001, the Company issued options to purchase 50,000 shares of common stock, to a consultant. The Company recorded stock-based compensation expense of $103 for these options for the year ended December 31, 2002.

        The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company's stock prior to the IPO, the Company's Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company's operating and financial performance, the issuances of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company's IPO. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company's common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company's common stock was $10 per share. During the six months ended December 31, 2004 options were granted at a price of $7.55 per share, which was the fair market value of our common stock at the date of grant. The Company recorded deferred compensation of $3,060 and $2,111 in the years ended December 31, 2003 and December 31, 2004, respectively. In the three month period ended March 31, 2004, the Company granted options to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. As a result of the Company's IPO completed on July 20, 2004, 61,250 of these options were accelerated and became vested and exercisable, resulting in the acceleration of $264,300 in stock-based compensation expense in the twelve months ended December 31, 2004. As of December 31, 2004, there was an aggregate of $1.8 million of deferred stock-based compensation remaining to be amortized approximately as follows: $929,000 in the year ending December 31, 2005; $511,000 in the year ending December 31, 2006; $220,000 in the year ending December 31, 2007; $94,000 in the year ending December 31, 2007 and $111 through December 31, 2011. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FIN 28.

12.   Forward Foreign Exchange Contracts

        The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transactions gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. In October 2004, the Company began to enter into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts which relate to the British pound, Euro, and the Japanese yen, generally have terms of one month. These hedges are deemed economic hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in current operations.

        The following table summarizes the outstanding forward foreign exchange contracts held by the Company at December 31, 2004:

	As of December 31, 2004
	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	4,900	$9,403
European euro	1,700	2,293
Japanese yen	110,000	1,061

		$12,757

        As of December 31, 2004 the fair value of these forward foreign exchange contracts was insignificant.

        Realized and unrealized gains (loses), net of hedging are accounted for in non-operating income (expense). Gains and (loses), net of hedging were $803, $906 and $(63) for the years December 31, 2002, 2003 and 2004, respectively. The Company entered into forward foreign exchange contracts beginning in October 2004 and settles these contacts in cash.

13.   Business Segments and Geographic Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

        Financial information by geographic area for the three years ended December 31, 2002, 2003 and 2004 were as follows:

        The following table summarizes sales recorded in each of the Company's principal sales office locations:

	Year Ended December 31,
	2002	2003	2004
Revenues:
United States	$39,552	$37,859	$42,172
United Kingdom	12,341	12,670	18,143
France	6,016	7,737	8,604
Asia Pacific	2,663	3,759	4,811

	$60,572	$62,025	$73,730

        The following table summarizes property and equipment, net by location within and outside the U.S.:

	As of December 31,
	2003	2004
Property and equipment, net:
United States	$4,309	$4,782
Other	990	935

	$5,299	$5,717

14.   Employee Benefit Plan

        On January 1, 1998, the Company adopted the Phase Forward Incorporated 401(k) Plan (the 401(k) Plan). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may match a portion of the employee contribution up to a defined maximum. The Company may, but is not obligated to, provide profit sharing to employees. The Company has made no contributions to date to the 401(k) Plan.

15.   Quarterly Financial Data (unaudited)

        The following table presents a summary of quarterly results of operations for 2003 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2003:
Total revenues	$14,947	$14,676	$16,203	$16,199
Gross margin	6,949	7,158	8,270	8,882
Net loss	(1,755)	(922)	(108)	(3,841)

Net loss applicable to common stockholders	(3,673)	(2,840)	(2,026)	(5,759)

Net loss per share applicable to common stockholders—basic and diluted	$(1.11)	$(0.85)	$(0.60)	$(1.66)

Year ended December 31, 2004:
Total revenues	$16,962	$17,693	$19,009	$20,066
Gross margin	9,759	10,403	11,618	12,293
Net income (loss)	383	430	322	734

Net income (loss) applicable to common stockholders	(1,535)	(6,188)	(95)	734

Net income (loss) per share applicable to common stockholders—basic and diluted	$(0.43)	$(1.70)	$—	$0.02

        Net income (loss) for the quarterly periods ending December 31, 2003 and 2004 include restructuring expense of $4,503 and $(168), respectively.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Certificate for shares of the Registrant's Common Stock.
4.2	Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibits 3.1 and 3.2).
10.1+(1)	1997 Stock Option Plan.
10.2+(1)	Amended and Restated 2003 Non-Employee Director Stock Option Plan.
10.3+(1)	2004 Stock Option and Incentive Plan.
10.4+(1)	2004 Employee Stock Purchase Plan.
10.5(1)	Fifth Amended and Restated Investors' Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto.
10.5.1(1)	Termination and Amendment Agreement between the Registrant and certain of its stockholders named therein.
10.6(1)	Loan Agreement between the Registrant and Silicon Valley Bank, as modified.
10.7#(1)	Software License Agreement between the Registrant and Eli Lilly and Company.
10.8#(1)	Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company.
10.9+(1)	Form of Executive Agreement between the Registrant and its officers.
10.10+(1)	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell.
10.11+(1)	Executive Service Agreement between Phase Forward Europe Limited and Martin Young.
10.12+	Agreement between the Registrant, Phase Forward Europe Limited and Martin Young.
10.13+(1)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.14(1)	Sublease Agreement between the Registrant and BMC Software, Inc.
10.15#(2)	Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited.
10.16+(3)	Letter agreement between the Company and John J. Schickling dated as of October 21, 2004.
10.17+(4)	Form of Incentive Stock Option Agreement.
10.18+(5)	Form of Non-Statutory Stock Option Agreement.
10.19+	2005 Global Sales Executive Incentive Compensation Plan.
10.20+	Summary of cash compensation practices for non-employee directors.
10.21+	2005 Management Incentive Plan.
10.22+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

(1)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.

(2)
Incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K dated as of July 23, 2004 (File No. 000-05839).

(3)
Incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

(4)
Incorporated by reference herein to Exhibit 10.4 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

(5)
Incorporated by reference herein to Exhibit 10.5 of the Company's Report on Form 10-Q dated as of November 10, 2004 (File No. 000-05839).

QuickLinks

PHASE FORWARD INCORPORATED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Company
Risks Related to our Common Stock
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits, Financial Statements and Schedules
EXHIBIT INDEX
SIGNATURES
Phase Forward Incorporated and Subsidiaries Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Phase Forward Incorporated and Subsidiaries Consolidated Balance Sheets (in thousands, except per share amounts)
Phase Forward Incorporated and Subsidiaries Consolidated Statements of Operations (in thousands, except per share amounts)
Phase Forward Incorporated and Subsidiaries Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive Income (Loss) (in thousands, except per share amounts)
Phase Forward Incorporated and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
Phase Forward Incorporated and Subsidiaries Notes to Consolidated Financial Statements (in thousands, except share and per share amounts)
EXHIBIT INDEX