Form 10-Q
period 2005-03-31
PHASE FORWARD INC
filed 2005-05-11
CIK 1050180

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50839

Phase Forward Incorporated

(Exact name of registrant as specified in its charter)

Delaware	04-3386549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Winter Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

As of May 1, 2005, the registrant had 32,739,890 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2005
Table of Contents

Part I—Financial Information

Item 1.                        Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31, 2004	As of March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$53,485	$61,009
Short-term investments	4,735	4,327
Accounts receivable, net of allowance of $391 and $289 in 2004 and 2005, respectively	19,682	14,875
Deferred set up costs, current portion	783	950
Prepaid commissions and royalties, current portion	3,035	3,289
Prepaid expenses and other current assets	2,335	2,518
Total current assets	84,055	86,968
Property and equipment, net	5,717	5,508
Deferred set up costs, net of current portion	665	715
Prepaid commissions and royalties, net of current portion	2,756	2,600
Goodwill	21,817	21,354
Other assets	240	192
Total assets	$115,250	$117,337
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of notes payable	$2,558	$—
Accounts payable	1,619	1,188
Accrued expenses	11,658	9,362
Restructuring accrual	344	—
Deferred revenue, current portion	35,350	41,590
Deferred rent, current portion	142	291
Total current liabilities	51,671	52,431
Notes payable, net of current portion	1,849	—
Deferred revenue, net of current portion	1,002	1,350
Deferred rent, net of current portion	1,481	1,527
Total liabilities	56,003	55,308
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.1 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—32,399 and 32,764 shares in 2004 and 2005, respectively	324	328
Additional paid-in capital	165,462	166,512
Subscription receivable	(127)	—
Deferred stock-based compensation	(1,755)	(1,456)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(160)	(326)
Accumulated deficit	(104,386)	(102,918)
Total stockholders’ equity	59,247	62,029
Total liabilities and stockholders’ equity	$115,250	$117,337

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005
Revenues:
License	$6,166	$8,819
Service	10,796	11,743
Total revenues	16,962	20,562
Costs of revenues:
License	422	448
Service(1)	6,781	7,212
Total cost of revenues	7,203	7,660
Gross margin:
License	5,744	8,371
Service	4,015	4,531
Total gross margin	9,759	12,902
Operating expenses:
Sales and marketing(1)	3,305	3,951
Research and development(1)	2,936	3,281
General and administrative(1)	2,643	3,804
Restructuring	—	(92)
Total operating expenses	8,884	10,944
Income from operations	875	1,958
Other income (expense):
Interest income	105	348
Interest expense	(82)	(144)
Other, net	(16)	(130)
Total other income	7	74
Income before provision for income taxes	882	2,032
Provision for income taxes	499	564
Net income	383	1,468
Accretion of preferred stock and dividend declared	1,918	—
Net income (loss) applicable to common stockholders	$(1,535)	$1,468
Net income (loss) per share applicable to common stockholders:
Basic	$(0.43)	$0.05
Diluted	$(0.43)	$0.04
Weighted average number of common shares used in net income (loss) per share calculations:
Basic	3,550	32,457
Diluted	3,550	34,536

(1)    Amounts include stock-based expenses, as follows:

Costs of service revenues	$26	$25
Sales and marketing	39	(16)
Research and development	96	55
General and administrative	285	160
Total stock-based expenses	$446	$224

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2005
Operating activities
Net income	$383	$1,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	801
Stock-based compensation	446	224
Foreign currency exchange loss	16	112
Non-cash income tax expense	447	463
Changes in assets and liabilities:
Accounts receivable	5,912	4,647
Deferred costs	(789)	(308)
Prepaid expenses and other current assets	(788)	(224)
Accounts payable	(86)	(438)
Accrued expenses	(3,045)	(2,430)
Deferred revenue	(885)	6,688
Deferred Rent	335	197
Net cash provided by operating activities	2,713	11,200
Investing activities
Purchase of short-term investments	—	(842)
Proceeds from maturities of short-term investments	—	1,250
Purchase of property and equipment	(671)	(611)
Decrease (increase) in other assets	(176)	9
Net cash used in investing activities	(847)	(194)
Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	1,484	—
Payments on lines of credit and notes payable	(605)	(4,407)
Proceeds from issuance of common stock	42	1,128
Proceeds from repayment of subscriptions receivable	514	127
Net cash provided by (used in) financing activities	1,435	(3,152)
Effect of exchange rate changes on cash and cash equivalents	83	(330)
Net change in cash and cash equivalents	3,384	7,524
Cash and cash equivalents at beginning of year	19,046	53,485
Cash and cash equivalents at end of period	$22,430	$61,009
Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$1,918	$—

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2005, the results of its operations for the three months ended March 31, 2004 and 2005 and its cash flows for the three months ended March 31, 2004 and 2005. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

2.   Revenue Recognition and Deferred Set up Costs

The Company derives revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses of the Company’s InForm™, Clintrial™ and Clintrace™ software products. Service revenue is derived from the Company’s delivery of the hosted solution of its InForm software product, consulting services and customer support, including training.

The components of revenue are as follows:

	Three Months Ended March 31,
	2004	2005
License	$6,166	$8,819
Application hosting services	5,913	6,832
Consulting services	1,564	1,394
Customer support	3,319	3,517
Total	$16,962	$20,562

The Company recognizes software license revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenue resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, SEC Staff Accounting Bulletin (“SAB”) Nos. 101 and 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to the Company. License agreements, multiple element arrangements,

including license and services agreements, and certain application hosting services can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

The Company generally bundles customer support with the software license for the entire term of the license. As a result, the Company generally recognizes revenue for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenue recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

The Company continues to sell the Clintrial and Clintrace software products to certain existing customers as perpetual software licenses with the option to purchase customer support. The Company generally does not sell perpetual licenses to new customers. The Company has established vendor specific objective evidence of fair value for the customer support in these arrangements. Accordingly, the license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. The customer support is recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenue from its perpetual license customer base. Training revenue is recognized as earned.

In addition to making its software products available to customers through licenses, the Company offers its InForm electronic data capture software product through a fully-hosted, turnkey deployment. Revenue resulting from application hosting services consist of three stages for each clinical trial. The first stage includes trial and application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from application hosting and related services ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application set up, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

The Company capitalized $527 and $666 of deferred set up costs and amortized $496 and $449 during the three months ended March 31, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $297 and $197 of out of pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2004 and 2005, respectively.

3.   Prepaid Sales Commissions and Royalties

For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to sales people and royalties paid to third parties, and recognizes these expenses over the period that the related revenue is recognized. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company capitalized $760 and $677 of commissions and amortized to sales and marketing expense $568 and $830 during the three months ended March 31, 2004 and 2005, respectively.

The Company’s royalty obligation is based upon the license and customer support revenue earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $1,150 and $822 of royalties and amortized to cost of revenues $585 and $571 during the three months ended March 31, 2004 and 2005, respectively.

4.   Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. See the discussion of possible indemnification obligations in Note 13.

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels.

To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

5.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. The Company’s potentially dilutive shares, which include outstanding common stock options, redeemable convertible preferred stock and warrants also have not been included in the computation of diluted net income (loss) per share for all periods in which the Company was in a loss position as the result would be anti-dilutive.

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Numerator:
Net income (loss) applicable to common stockholders	$(1,535)	$1,468
Denominator:
Weighted average common shares outstanding	3,591,048	32,456,501
Less: Weighted average unvested restricted common shares outstanding	(41,128)	—
Basic net income (loss) per share—weighted average common shares	3,549,920	32,456,501
Dilutive effect of common stock options	—	2,079,975
Diluted net income (loss) per share—weighted average common shares	3,549,920	34,536,476
Net income (loss) per share applicable to common stockholders:
Basic	$(0.43)	$0.05
Diluted	$(0.43)	$0.04

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2004 and 2005, respectively, as they would be anti-dilutive.

	Three Months ended March 31,
	2004	2005
Redeemable convertible preferred stock	22,841,157	—
Options outstanding	4,588,751	295,000
Unvested restricted shares	35,764	—
Warrant	34,330	—

6.   Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of $16 and $112 for the three months ended March 31, 2004 and 2005, respectively, and such losses are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

7.   Cash, Cash Equivalents and Short-Term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short term investments. At March 31, 2004 cash equivalents primarily consisted of money market funds that were readily convertible to cash. At March 31, 2005, short-term investments consisted of U.S. agency notes and corporate debentures.

Cash, cash equivalents and short-term investments as of December 31, 2004 and March 31, 2005 were as follows:

	December 31, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$13,138	$13,138
U.S. agency notes and U.S. treasury bills	Less than 90 days	3,390	3,390
Money market funds	Demand	35,014	35,014
Certificate of deposit	30 days	1,943	1,943
Total cash and cash equivalents		$53,485	$53,485
Short-term investments	147-356 days	$4,735	$4,728

	March 31, 2005
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$20,128	$20,128
U.S. agency notes and U.S. treasury bills	Less than 90 days	3,662	3,662
Money market funds	Demand	35,429	35,429
Certificate of deposit	30 days	1,790	1,790
Total cash and cash equivalents		$61,009	$61,009
Short-term investments	113-359 days	$4,327	$4,316

The Company has had no realized or unrealized gains or losses to date on the sale of money market funds or short-term investments.

8.   Stock-Based Compensation

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for options granted under its stock-based compensation plans for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required.

The following tables illustrate the assumptions used and the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and weighted average information are as follows:

	Three Months Ended March 31,
	2004	2005
Average risk-free interest rate	3.58%	4.01%
Expected dividend yield	—	—
Expected life	7 years	4 years
Expected volatility	—	90%
Weighted average fair value at grant date	$6.03	$6.37

The Company offers the 2004 Employee Stock Purchase Plan. Accordingly, the Company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 Employee Stock Purchase Plan using the following assumptions:

Three Months Ended March, 31 2005
Average risk-free interest rate	2.40%
Expected dividend yield	—
Expected life	0.50 years
Expected volatility	60%

Had compensation costs been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been the following pro forma amounts:

	Three Months Ended March 31,
	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(1,535)	$1,468
Add: Stock-based compensation expense included in reported net income (loss)	446	224
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	598	657
Pro forma net income (loss)	$(1,687)	$1,035
Pro forma net income (loss) per share applicable to common stockholders:
Basic	$(0.48)	$0.03
Diluted	$(0.48)	$0.03

9.   Goodwill

A rollforward of the net carrying amount of goodwill is as follows:

Balance as of December 31, 2004	$21,817
Utilization of acquired net operating losses in the three months ended March 31, 2005	(463)
Balance as of March 31, 2005	$21,354

The Company acquired Clinsoft Corporation, which developed and sold the Clintrial and Clintrace products, on August 14, 2001. The goodwill resulting from the acquisition is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test for the year ended December 31, 2004 as of October 1, 2004 and determined that no impairment of goodwill existed.

The utilization of acquired net operating losses reflects a reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes.

10.   Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2004	As of March 31, 2005
Accrued payroll and related benefits	$4,791	$4,144
Accrued royalties	2,378	937
Accrued income taxes	1,289	690
Accrued other expenses	3,200	3,591
	$11,658	$9,362

11.   Restructuring

The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company’s corporate headquarters in December 2003. Of this amount, $2,486 represents the loss on a facilities lease and $2,017 is related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represents 15 months of rent remaining under an existing lease and related operating expenses. As of March 31, 2005, payment of all charge related expenses had occurred and as a result the Company recorded a benefit of $92 representing the elimination of accrued expenses associated with the restructuring charge.

The rollforward of the restructuring charge is as follows:

Lease Loss
Balance as of December 31, 2003	$2,486
Payments made in the twelve months ended December 31, 2004	(1,974)
Reduction to provision for lease loss in the three months ended December 31, 2004	(168)
Balance as of December 31, 2004	$344
Payments made in the three months ended March 31, 2005	(252)
Reduction to provision for lease loss in the three months ended March 31, 2005	(92)
Balance as of March 31, 2005	$—

12.   Debt

Between April 2000 and September 2004, the Company had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranges from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004, there was a total of $4,407 outstanding under all of the Company’s equipment lines of credit. In March 2005, the Company paid in full all outstanding debt related to its equipment lines of credit. The equipment line of credit expired on March 31, 2005 and was not renewed.

Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line shall be immediately due and payable on March 31, 2006. As of December 31, 2004 and March 31, 2005, $0 was outstanding under the working capital line of credit. At March 31, 2005, there was $3,700 available under the line of credit, and $1,300 reserved under a letter of credit associated with the Company’s leased facilities.

Borrowings under the working capital line of credit are secured by substantially all assets of the Company, excluding intellectual property. The Company has entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits the Company from pledging its intellectual property to others. Under the working capital line of credit, as amended in March 2004, the Company is required to comply with certain financial covenants, including attainment of minimum revenue, minimum earnings and financial ratios. At March 31, 2005 the Company was in compliance with all financial covenants.

13.   Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

Since 2004, the Company has been involved in a lawsuit filed against it and one of its customers, Quintiles Inc., by Datasci, LLC (“Datasci”) and Dr. Mark L. Kozam, doing business under the name MLK Software. The lawsuit alleges that the Company’s InForm, Clintrial and Clintrial Integration Solution products and its services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci and Dr. Kozam. The Company has asserted numerous defenses and has filed counterclaims against Datasci and Dr. Kozam. This action is ongoing and the Company is prepared to vigorously defend the claims and pursue its counterclaims and any other remedies available to the Company. Due to the preliminary nature of this action, the Company is unable to assess whether its outcome will have a material adverse effect on its results of operations.

The Company accepts standard indemnification provisions in the ordinary course of business, whereby it may be required to indemnify its customers for certain costs and damages arising from third party claims in connection with alleged or actual infringement of intellectual property, including the claim described above. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. The Company has never incurred significant costs to settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

14.   Stockholders’ Equity

Common Stock

During the quarter ended March 31, 2005, the Company issued 355,916 shares of common stock in connection with the exercise of stock options resulting in proceeds of $1,128. The Company also issued 9,802 shares in connection with the cashless exercise of a warrant to purchase common stock.

During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders’ equity. There was $127 and $0 of these notes receivable outstanding at December 31, 2004 and March 31, 2005, respectively. In February 2005, all outstanding notes were paid in full.

15.   Deferred Compensation

The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering of its common stock (the “IPO”), the Company’s Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company’s operating and financial performance, the issuances of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company’s IPO. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company’s common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company’s common stock was $10 per share. During the six months ended December 31, 2004 options were granted at a price of $7.55 per share, which was the fair market value of our common stock at the date of grant. During the quarter ended March 31, 2005, options to purchase 665,000 shares of common stock were granted at exercise prices ranging from $6.30 to $6.62 per share, which was the fair market value of the common stock at the date of the grants. The Company recorded stock-based compensation of $446 and $224 in the quarters ended March 31, 2004 and 2005, respectively. As of March 31, 2005, there was an aggregate of $1.5 million of deferred stock-based compensation remaining to be amortized, of which approximately $642 will be amortized in the remaining three quarters of 2005. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with Financial Interpretation No. (“FIN”) 28. On January 1, 2006, the Company is required to adopt SFAS No. 123(R) which requires fair value accounting for stock based awards. See note 17.

16.   Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2004	2005
Net income	$383	$1,468
Cumulative translation adjustment	(81)	(165)
Comprehensive income	$302	$1,303

17.   Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than January 1, 2006 for calendar year-end companies. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is continuing to review the two alternative adoption methods and the resulting impact of fair valuing awards in its financial statements. The Company is also reviewing various option valuation techniques and may use a valuation method other than the Black Scholes model for new awards upon adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R)’s fair value method will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our unaudited condensed consolidated financial statements.

18.   Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transactions gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. In October 2004, the Company began to enter into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts, which relate to the British pound, Euro, and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in current operations.

The following table summarizes the outstanding forward foreign exchange contract held by the Company at March 31, 2005:

	As of March 31, 2005
	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	1,000	$1,889

The forward foreign exchange contract is short-term and matures within 40 days of origination.

As of March 31, 2005 the fair value of the forward foreign exchange contract was insignificant.

Realized and unrealized gains (losses), net of hedging are accounted for in other income (expense). Losses, net of hedging, were $16 and $112 for the three months ended March 31, 2004 and 2005, respectively. The Company settles foreign exchange contracts in cash.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements May Prove Inaccurate

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

Sources of Revenues

We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenue ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase. Two customers including Eli Lilly and Company, the holder of record of approximately 1% of our common stock, accounted for approximately 21% and 23% of our total revenues for the quarters ending March 31, 2004 and 2005, respectively. Our top 20 customers accounted for approximately 69% and 71% of our total revenues in the quarters ending March 31, 2004 and 2005, respectively, net of reimbursable out-of-pocket expenses.

License Revenue

We derive our license revenue from our three major software products: InForm, our Internet based electronic data capture solution; Clintrial, our clinical data management solution; and Clintrace, our adverse event reporting solution. Although each of our InForm, Clintrial and Clintrace software solutions are available as stand-alone enterprise applications, we also offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and adverse event reporting products.

License revenue for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenue for our Clintrial and Clintrace software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements with terms generally of three to five years with payment terms generally annually in advance. License revenue is recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

Following our acquisition of Clinsoft in August of 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license agreements. In certain situations we continue to sell perpetual licenses of our Clintrial and Clintrace software products to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than 1% of total revenue for the three months ended March 31, 2004 and 2005. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We intend to continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

Service Revenue

Application Hosting Services.   In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software as a hosted application solution delivered through a standard web-browser, with customer support and training services. Revenue resulting from this hosting service consists of three stages for each clinical trial:

•       First stage—trial and application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•       Second stage—application hosting and related support services; and

•       Third stage—services required to close out, or lock, the database for the clinical trial.

Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the second stage and then amortized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application set up. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer. In addition, application hosting services revenue includes reimbursable out-of-pocket expenses.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized and all deferred set up costs are expensed and certain termination-related fees may be charged. In addition, application hosting services revenue includes hosting services associated with term license arrangements and reimbursable out-of-pocket expenses.

Consulting Services.   Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials. Consulting services also include project planning and management services, guidance on best practices in using our software products, as well as implementation services consisting of application architecture design, systems integration, installation and validation. Revenue from consulting services included in a multiple element software license agreement or in a hosted solution are recognized ratably over the term of the arrangement. The associated costs are expensed as incurred. Revenue from consulting services that are not included in a multiple element software license arrangement are recognized as services are performed. Fixed priced arrangements are billed based upon contractual milestones, and time-and-materials arrangements are billed monthly.

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

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of service revenue and in the sales and marketing, research and development and general and administrative expense categories.

Cost of Revenues.   Cost of license revenue consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product and the Japanese version of our InForm software product. The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for third-party modules licensed to our customers for use with the Clintrial software product and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation. The cost of service revenue varies based upon employee utilization levels in the service organization and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

Gross Margin.   Our gross margin on license revenue varies based on the mix of royalty- and nonroyalty-bearing license revenue. Our gross margin on service revenue varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenue is recognized ratably over the software license term, typically three to five years, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 9 to 12 months of the contract period. Accordingly, our gross margin on service revenue will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenue.

Sales and Marketing.   Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and the amortization of commissions. We expect that sales and marketing expenses will increase in absolute dollars, as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

Research and Development.   Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase in absolute dollars as we introduce additional integrated software solutions to our product suite.

General and Administrative.   General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance and legal services and other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel, incur additional professional fees related to the growth of our business and operations, and incur additional costs associated with being a public company.

Restructuring.   We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of March 31, 2005, the payment of all charge related expenses had occurred and, as a result, we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Expenses.   Our cost of service revenue and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the three months ended March 31, 2004 and 2005, approximately 38% and 48%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues were in currencies other than the U.S. dollar. In periods when the U.S. dollar declines or increases in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase or decrease, as the case may be, in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. Our actual results may differ from these estimates.

We believe that of our significant accounting policies, which are described in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Set Up Costs.   We recognize software license revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenue resulting from application services are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware and SEC Staff Accounting Bulletin (SAB) Nos. 101 and 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to the Company. License agreements, multiple element arrangements, including license and services agreements, and certain application hosting services can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

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

Revenue from perpetual software licenses represented less than one percent of total revenues for the quarters ending March 31, 2004 and 2005. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenue is recognized ratably over the term of the underlying support arrangement.

In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software solution through a hosted application solution delivered through a standard web-browser. Revenue resulting from application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the second stage and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

We capitalized $527,000 and $666,000 of deferred set up costs and amortized $496,000 and $449,000 during the three months ended March 31, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Accounting for Commission Payments and Royalties.   For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenue are recognized. This is done to better match commission and royalty expenses with the related revenue. During the three months ended March 31, 2004 and 2005, we deferred $760,000 and $677,000, respectively, of commissions and amortized $568,000 and $830,000, respectively, to sales and marketing expense.

Royalties are paid on a percentage of billings basis for certain of our products. During the three months ended March 31, 2004 and 2005, we deferred $1.2 million and $822,000, respectively, of royalty expenditures and amortized $585,000 and $571,000, respectively, to cost of license and service revenue.

Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that credit loss rates will not increase in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $391,000 and $289,000 as of December 31, 2004 and March 31, 2005, respectively.

Accounting for Stock-Based Awards.   We record deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for our stock prior to the July 2004 initial public offering of our common stock (the “IPO”), our board of directors had determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock and the anticipated offering price of our common stock in connection with the IPO.

We have not historically engaged unrelated third parties to prepare valuations of our common stock. In connection with the IPO, management and the board of directors retroactively assessed the fair value of our common stock during 2003 and through the date of the IPO.

During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of our common stock was subsequently determined to range from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003.

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

During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of our common stock was $10.00 per share. The fair value of our common stock in the six months ended June 30, 2004 was based on the high end of the range of estimated offering prices of common stock as contemplated in the preliminary prospectus for our initial public offering that was filed with the Securities and Exchange Commission. All options granted since the IPO were priced at the fair market value of the common stock at the date of grant.

As of March 31, 2005, there was an aggregate of $1.5 million of deferred stock-based compensation remaining to be amortized. Historically, we have elected not to record employee stock-based awards at fair value. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 8 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report. Effective January 1, 2006, we will be required to adopt a fair value approach to valuing stock-based awards. See Note 17 in the notes to our unaudited condensed consolidated financial statements.

In the past, we have awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Other Significant Estimates

Goodwill Impairment.   We review the carrying value of goodwill periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges, if any, involves the application of management’s judgment regarding the estimates and could significantly affect our operating results.

Accounting for Income Taxes.   In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of March 31, 2005, we have incurred a three year cumulative loss from operations. Once we are no longer in a three year cumulative loss position, we would expect to recognize some or all of our deferred tax assets based principally on our ability to forecast future operating income. Currently we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets.

The American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Even in light of the Act, our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided U.S. tax expense on the unremitted earnings of our foreign subsidiaries.

Restructuring Charge.   We recorded a $4.5 million restructuring charge in 2003 relating to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of March 31, 2005, payment of all charge related expenses had occurred and, as a result, we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Overview of Results of Operations for the Three Months Ended March 31, 2004 and 2005

License revenue increased 43% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Service revenue increased 9% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Our gross margin increased 32%, or $3.1 million, in the quarter ended March 31, 2005 to $12.9 million, compared to $9.8 million for the same period in 2004, primarily due to the increase in license and application hosting services revenue.

Operating income increased by $1.0 million from $875,000 in the three months ended March 31, 2004 to an operating income of $1.9 million for the three months ended March 31, 2005. The operating income in the three months ended March 31, 2004 and 2005 included $446,000 and $224,000 of stock-based compensation, respectively. As of March 31, 2005, we had $65.3 million of cash, cash equivalents and short-term investments securities, an increase of $7.1 million from $58.2 million at December 31, 2004.

Revenues

	For the Three Months Ended March 31,
	2004		2005
		Percentage		Percentage	Change
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
License	$6,166	36%	$8,819	43%	$2,653	43%
Application hosting services	5,913	35	6,832	33	919	16%
Professional services	1,564	9	1,394	7	(170)	(11)%
Customer support	3,319	20	3,517	17	198	6%
Total	$16,962	100%	$20,562	100%	$3,600	21%

Total revenues increased in the three months ended March 31, 2005 as compared to the same period in 2004 due to an increase in license revenue across all products, as well as an increase in InForm application hosting services. The increase in license revenue in the three months ended March 31, 2005 was primarily due to an increase in sales of InForm into our existing Clintrial customer base and, to a lesser extent, an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the three months ended March 31, 2005 was due to an increase in clinical trials under management. Consulting services revenue for the three months ended March 31, 2005 decreased compared to the same period in 2004. The relatively small increase in customer support revenue for the three months ended March 31, 2005 was due primarily to an increase in InForm support revenue associated with an increase in InForm license revenue, offset partially by a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee.

	For the Three Months Ended March 31,
	2004		2005
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
United States	$10,525	62%	$10,745	52%	$220	2%
United Kingdom	3,405	20	6,146	30	2,741	80%
France	2,146	13	2,282	11	136	6%
Asia-Pacific	886	5	1,389	7	503	57%
International subtotal	6,437	38	9,817	48	3,380	53%
Total	$16,962	100%	$20,562	100%	$3,600	21%

The increase in revenues worldwide was due primarily to the increase in InForm revenue in the United Kingdom, resulting from additional enterprise-wide license and service agreements, with one customer accounting for one-half of the increase. In addition, the Asia-Pacific license and services revenue increased across all products.

Cost of Revenues

	For the Three Months Ended March 31,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Cost of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$422	7%	$448	5%	$26	6%
Services	6,781	63	7,212	61	431	6%
Total	$7,203	42%	$7,660	37%	$457	6%

The cost of license revenue increased in the three months ended March 31, 2005 primarily due to a $44,000 increase in royalty expense as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. Cost of services for the three months ended March 31, 2005 increased by $431,000 as we incurred $261,000 of additional employee related expenses and $146,000 incremental outside contractor expense to deliver increased services. In addition there were also expense increases in computer and related and recruiting of $96,000 and $76,000, respectively. These expense increases were partially offset by a decrease in the amortization of capitalized labor of $185,000.

Gross Margin

	For the Three Months Ended March 31,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$5,744	93%	$8,371	95%	$2,627	46%
Services	4,015	37	4,531	39	516	13%
Total	$9,759	58%	$12,902	63%	$3,143	32%

The license gross margin percentage increased in the three months ended March 31, 2005 primarily due to an increase in sales of InForm, which incurs a lower royalty than Clintrial. The services gross margin percentage increased for the three months ended March 31, 2005 due to a reduction in labor and contractor expenses as a percentage of revenue. It is likely that gross margin, as a percentage of revenues, will fluctuate, quarter by quarter, due to the timing and mix of license and service revenues, and the amount and type of service required in delivering certain projects.

Operating Expenses

	For the Three Months Ended March 31,
	2004		2005
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$3,305	19%	$3,951	19%	$646	19%
Research and development	2,936	17	3,281	16	345	12%
General and administrative	2,643	16	3,804	18	1,161	44%
Restructuring	—	—	(92)	(0)	(92)	NM
Total	$8,884	52%	$10,944	53%	$2,060	23%

Sales and Marketing.   Sales and marketing expenses increased for the three months ended March 31, 2005 primarily due to a $303,000 increase in employee-related expenses, which mainly consisted of one-time charges associated with changes in management, and a $262,000 increase in commission expense resulting from an increase in revenues and an increase in the effective commission rate. We expect that our sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build our brand awareness through what we believe are the most cost-effective channels available. However, sales and marketing expenses may fluctuate, quarter by quarter, due to the timing of marketing programs.

Research and Development.   Research and development expenses increased in the three months ended March 31, 2005 primarily due to an increase in employee related expenses of $563,000 as we hired 18 additional people to improve our quality assurance and product development team. This was partially offset by a $263,000 decrease in outside consultant expense as we brought certain research and development activities in-house. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.   General and administrative expenses increased in the three months ended March 31, 2005 primarily due to a $716,000 increase in professional fees primarily associated with actions defending our intellectual properties and $194,000 of increased employee-related expenses. In addition, outside contractor expenses increased $150,000 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act and additional insurance expense of $112,000 due to requirements related to being a public company.

Operating Income, Other Income (Expense)

	For the Three Months Ended March 31,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$875	5%	$1,958	10%	$1,083	124%
Other income (expense)
Interest income	$105	1%	$348	2%	$243	231%
Interest expense	(82)	(0)	(144)	(1)	(62)	(76)%
Other, net	(16)	(0)	(130)	(1)	(114)	(713)%
Total	$7	1%	$74	0%	$67	957%

Operating Income.   The increase in operating income in the three months ended March 31, 2005 was primarily due to an increase in gross margins from both license and services, partially offset by increased operating expenses resulting from increases in employee related expenses, commission expense and professional fees. It is likely that operating income, as a percentage of revenues, will fluctuate, quarter by quarter, due to the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

Other Income (Expense).   The increase in interest income in the three months ended March 31, 2005 was primarily due to an increase in cash and cash equivalents available for investment and short-term investments. The increase in interest expense in the three months ended March 31, 2005 was primarily due to the timing of borrowings and fees associated with the pay down of our equipment lines of credit. Other, net expense primarily increased due to an increase in the foreign exchange losses related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$499	3%	$564	3%	$65	13%

The provision for income taxes for 2004 represents foreign withholding taxes and income taxes payable that cannot be offset through loss carryforwards. The provision for income taxes for 2005 represents income taxes payable that cannot be offset through loss carryforwards. The effective tax rate for 2005 decreased to 28% compared to an effective tax rate of 56% for 2004. The decrease in our effective tax rate is primarily due to a reduction in foreign withholding taxes and foreign and U.S. income taxes payable. The decrease in the foreign withholding taxes related to the elimination of withholding tax due to changes in legislation between the U.S. and Japan effective in the second quarter of 2004. The decrease in foreign income taxes payable was due to the decrease in profitability of certain of our foreign operations. The decrease in U.S. income taxes payable related to the change in the mix and timing of the use of net operating loss carryforwards to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result, the Company has first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. The benefit of utilization of the net operating loss carryforwards that were not acquired has been reflected as a reduction to the income tax provision.

Liquidity and Capital Resources

At December 31, 2004 and March 31, 2005 our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $58.2 million and $65.3 million, respectively, and accounts receivable of $19.7 million and $14.9 million, respectively.

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

Cash provided by (used in) operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization, non-cash income tax expense and stock-based compensation. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings of our term license customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

Net cash provided by operating activities was $11.2 million for the three months ended March 31, 2005, which was greater than net income of $1.5 million. The difference is primarily due to $1.6 million of non-cash depreciation, stock-based compensation, foreign currency exchange loss and non-cash income tax expense and changes in working capital, which consisted primarily of a $4.6 million decrease in accounts receivable and an increase in deferred revenue of $6.7 million, partially offset by decreases in accrued expenses of $2.4 million and accounts payable of $438,000.

Net cash used in investing activities was $194,000 for the three months ended March 31, 2005, consisting primarily of the purchase of short-term investments of $842,000 and capital expenditures of $611,000, partially offset by $1.3 million of proceeds from the maturities of short-term investments.

Net cash used in financing activities was $3.2 million for the three months ended March 31, 2005, consisting primarily of $4.4 million of debt repayments as we paid all of our outstanding bank debt, partially offset by $1.1 million from proceeds from the exercise of stock options.

At December 31, 2004 and March 31, 2005, respectively, we had $1.6 million and $1.3 million of outstanding letters of credit related to our facilities. The letters of credit are reflected as a reduction in the amount available under the line of credit.

Substantially all of our long-lived assets as of December 31, 2004 and March 31, 2005 are located in the United States.

We do not have any special purpose entities or any off-balance sheet financing arrangements.

We generally do not enter into binding purchase commitments. Our principal commitments consist of leases for office space. At March 31, 2005, the future minimum payments under these leases were as follows:

Year ended December 31,	Total
(in thousands)
2005	$1,885
2006	2,622
2007	2,252
2008	2,047
2009	346
Total minimum payments	$9,152

Between April 2000 and September 2004, we had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranges from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004 there was a total of $4.4 million outstanding and $3.2 million available under all of our equipment lines of credit. In March 2005, we paid in full all outstanding debt related to our equipment lines of credit. The equipment line of credit expired on March 31, 2005 and was not renewed.

Effective March 31, 2004, we renewed our working capital line of credit with a bank and increased the amount under which we can borrow to $5.0 million. Interest accrues at prime rate. All advances made under the working capital line shall be immediately due and payable on March 31, 2006. As of December 31, 2004 and March 31, 2005, $0 was outstanding under the working capital line of credit. At March 31, 2005, there was $3.7 million available under the line of credit, and $1.3 million reserved under a letter of credit associated with our leased facilities.

Borrowings under our working capital line of credit are secured by substantially all of our assets other than our intellectual property. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others. Under the terms of this credit line, we are required to comply with certain financial covenants. At March 31, 2005, we were in compliance with all financial covenants. To the extent we are unable to satisfy those covenants in the future, we would be in default of the terms of these credit lines and could be required to repay all amounts then outstanding. We currently expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise.

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

We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our various debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing. Additional funds for those purposes may not be available on terms favorable to us or at all.

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

If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to continue to be profitable.

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

Risks Related to Our Company

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

•       our ability to meet product development and release schedules; and

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

We are, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, Dr. Mark L. Kozam, doing business under the name MLK Software, has filed a complaint against us and one of our customers alleging that we infringe a patent claimed to be owned by Dr. Kozam. We have incurred substantial professional fees in connection with the Kozam claim. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. The Kozam claim and any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the Kozam claim referenced above, that we will indemnify our customers, against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

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

From time to time, we evaluate potential investments in, and acquisitions of, complimentary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

As a result of long sales cycles and our business model, we may be required to spend substantial time and expense before we recognize a significant portion of the revenues, if any, attributable to our customer contracts.

The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale In addition, while we begin recognizing revenue upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as license revenue and, when applicable, related services revenue, from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our contract with GlaxoSmithKline, we have incurred significant up-front implementation and other service expenses associated with delivery of services under the contract, whereas the revenue under the contract will be recognized ratably over an approximately 5-year period from July 2004. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

We have incurred substantial losses in the past and may not continue to be profitable in the future.

We incurred significant losses in each fiscal year from our inception in June 1997 through 2003, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $102.9 million at March 31, 2005. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Interruptions or delays in service from our third-party providers could impair the delivery of our hosted InForm electronic data capture solution and harm our business.

We host our InForm electronic data capture software solution at third-party facilities. Consequently, the occurrence of a natural disaster or other unanticipated problems at the facilities of our third-party provider could result in unanticipated interruptions in our customers’ access to our InForm electronic data capture software solution. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted

InForm electronic data capture solutions, are subject to service level agreements that guarantee 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

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

For the quarter ended March 31, 2005, approximately 48% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Our top five customers accounted for approximately 37% and 38% of our revenues during the quarters ended March 31, 2004 and 2005, respectively. Two customers, Eli Lilly and Company and GlaxoSmithKline, accounted for approximately 21% and 23% of our total revenues for the quarters ending March 31, 2004 and 2005, respectively. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

Our business could be seriously harmed by our dependence on a limited number of suppliers.

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. to provide the server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service may reduce our revenue, cause customers to terminate their contracts and adversely affect our customer renewals.

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

Failure to manage our rapid growth effectively could harm our business.

We recently experienced a period of rapid growth that placed a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to March 31, 2005, the number of our employees increased from 35 to approximately 361. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

We have loan agreements with a bank that provide for a $5.0 million working capital credit line. Our loan agreements restrict our ability to:

•       redeem subordinated indebtedness;

•       incur additional indebtedness;

•       create liens;

•       enter into transactions with affiliates;

•       make investments;

•       sell assets;

•       pay dividends or make distributions on, or repurchase, our stock; or

•       consolidate or merge with other entities.

In addition, our credit facility requires us to meet specified revenue thresholds and maintain specified financial ratios and tests. The operating and financial restrictions and covenants in this credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan agreement, which could cause all of the outstanding indebtedness under both credit facilities to become immediately due and payable and terminate all commitments to extend further credit.

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

Our operating results may fluctuate and could cause the market price of our common stock to fall rapidly and without notice.

Our revenues and operating results are difficult to predict and may fluctuate from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. Our results of operations in any given quarter will be based on a number of factors, including:

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

•       the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects;

•       changes in our operating expenses;

•       our ability to hire and retain qualified personnel;

•       changes in the regulatory environment related to the clinical trial market;

•       changes in our customers’ purchasing patterns;

•       the financial condition of our current and potential customers; and

•       the timing, size and integration success of potential future acquisitions.

A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls or operating expenses may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

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

•       sales or transfers of large blocks of stock by existing investors;

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

A significant number of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Approximately 30% of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933. This means that they may not be sold without first being registered under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. These shares are eligible for sale pursuant to Rule 144, subject in certain instances to the volume and manner of sale limitations under Rule 144. In addition, as of March 31, 2005, we had approximately 4.6 million shares subject to outstanding options and approximately 1.3 million shares reserved for future issuance under our stock option and stock purchase plans. Moreover, a relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our directors and management exercise significant control over our company.

At March 31, 2005, our directors and executive officers and their affiliates beneficially control approximately 34% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the quarters ended March 31, 2004 and 2005, 38% and 48%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of March 31, 2005, we had $5.3 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2005, our foreign exchange exposure would have fluctuated by approximately $530,000. In addition, our subsidiaries have intercompany accounts that eliminate upon consolidation; however, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements. We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of March 31, 2005 we hedged approximately $1.9 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $65.3 million at March 31, 2005. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2004 and March 31, 2005 there were no amounts outstanding under our working capital line of credit.

Item 4.                        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.                        Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation, including the litigation described in Note 13 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially and adversely affect our financial condition or results of operations.

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

Item 6.                        Exhibits.

EXHIBIT INDEX

Exhibit
No.	Description
10.1(1)	Agreement between the Registrant, Phase Forward Europe Limited and Martin Young.
10.2(2)	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005.
10.3(3)	2005 Global Sales Executive Incentive Compensation Plan.
10.4(4)	2005 Management Incentive Plan.
10.5(5)	Summary of cash compensation practices for non-employee directors.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(2)          Incorporated by reference herein to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(3)          Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(4)          Incorporated by reference herein to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(5)          Incorporated by reference herein to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED
	By:	/s/ ROBERT K. WEILER
Robert K. Weiler
Chief Executive Officer
(Duly authorized officer)
	By:	/s/ RODGER WEISMANN
Rodger Weismann
Chief Financial Officer
(Duly authorized officer and principal financial officer)
Date: May 11, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Agreement between the Registrant, Phase Forward Europe Limited and Martin Young.
10.2(2)	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005.
10.3(3)	2005 Global Sales Executive Incentive Compensation Plan.
10.4(4)	2005 Management Incentive Plan.
10.5(5)	Summary of cash compensation practices for non-employee directors.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(2)          Incorporated by reference herein to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(3)          Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(4)          Incorporated by reference herein to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

(5)          Incorporated by reference herein to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.