Form 10-Q
period 2005-06-30
PHASE FORWARD INC
filed 2005-08-10
CIK 1050180

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☐   No   ☒

As of July 15, 2005, the registrant had 33,133,020 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2005
Table of Contents

Part I—Financial Information

Item 1.                        Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31, 2004	As of June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$53,485	$56,455
Short-term investments	4,735	8,816
Accounts receivable, net of allowance of $391 and $289 in 2004 and 2005, respectively	19,682	15,956
Deferred set up costs, current portion	783	1,089
Prepaid commissions and royalties, current portion	3,035	3,718
Prepaid expenses and other current assets	2,335	2,434
Total current assets	84,055	88,468
Property and equipment, net	5,717	5,603
Deferred set up costs, net of current portion	665	687
Prepaid commissions and royalties, net of current portion	2,756	2,596
Goodwill	21,817	21,047
Other assets	240	186
Total assets	$115,250	$118,587
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of notes payable	$2,558	$—
Accounts payable	1,619	1,258
Accrued expenses	11,658	10,717
Restructuring accrual	344	—
Deferred revenue, current portion	35,350	38,716
Deferred rent, current portion	142	332
Total current liabilities	51,671	51,023
Notes payable, net of current portion	1,849	—
Deferred revenue, net of current portion	1,002	1,456
Deferred rent, net of current portion	1,481	1,387
Total liabilities	56,003	53,866
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—32,399 and 33,109 shares in 2004 and 2005, respectively	324	331
Additional paid-in capital	165,462	167,394
Subscription receivable	(127)	—
Deferred stock-based compensation	(1,755)	(1,119)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(160)	(694)
Accumulated deficit	(104,386)	(101,080)
Total stockholders’ equity	59,247	64,721
Total liabilities and stockholders’ equity	$115,250	$118,587

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
License	$6,357	$8,632	$12,523	$17,451
Service	11,336	12,066	22,132	23,809
Total revenues	17,693	20,698	34,655	41,260
Costs of revenues:
License	448	589	870	1,037
Service(1)	6,842	7,464	13,623	14,676
Total costs of revenues	7,290	8,053	14,493	15,713
Gross margin:
License	5,909	8,043	11,653	16,414
Service	4,494	4,602	8,509	9,133
Total gross margin	10,403	12,645	20,162	25,547
Operating expenses:
Sales and marketing(1)	3,536	3,960	6,841	7,911
Research and development(1)	3,018	3,489	5,954	6,770
General and administrative(1)	2,903	3,218	5,546	7,022
Restructuring	—	—	—	(92)
Total operating expenses	9,457	10,667	18,341	21,611
Income from operations	946	1,978	1,821	3,936
Other income (expense):
Interest income	67	439	172	787
Interest expense	(128)	—	(210)	(144)
Other, net	87	(11)	71	(141)
Total other income	26	428	33	502
Income before provision for income taxes	972	2,406	1,854	4,438
Provision for income taxes	542	568	1,041	1,132
Net income	430	1,838	813	3,306
Accretion of preferred stock and dividend declared	6,618	—	8,536	—
Net income (loss) applicable to common stockholders	$(6,188)	$1,838	$(7,723)	$3,306
Net income (loss) per share applicable to common stockholders:
Basic	$(1.70)	$0.05	$(2.15)	$0.10
Diluted	$(1.70)	$0.05	$(2.15)	$0.09
Weighted average number of common shares used in net income (loss) per share calculations:
Basic	3,646	32,869	3,598	32,663
Diluted	3,646	34,639	3,598	34,588

(1)             Amounts include stock-based expenses, as follows:

Costs of service revenues	$24	$12	$50	$37
Sales and marketing	40	12	79	(4)
Research and development	83	40	179	95
General and administrative	326	69	611	229
Total stock-based expenses	$473	$133	$919	$357

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2005
Operating activities
Net income	$813	$3,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,492	1,571
Stock-based expenses	919	357
Loss on disposal of fixed assets	—	12
Foreign currency exchange loss	(38)	147
Provision for allowance for doubtful accounts	65	(35)
Non-cash income tax expense	1,022	769
Amortization of premiums or discounts on short-term investments	—	(26)
Changes in assets and liabilities:
Accounts receivable	7,495	3,370
Deferred costs	(1,310)	(945)
Prepaid expenses and other current assets	(474)	(226)
Accounts payable	229	(352)
Accrued expenses	(1,465)	(1,052)
Deferred revenue	(2,647)	4,030
Deferred rent	664	105
Net cash provided by operating activities	6,765	11,031
Investing activities
Purchase of short-term investments	—	(6,549)
Proceeds from maturities of short-term investments	—	2,525
Purchase of property and equipment	(1,240)	(1,532)
Decrease in restricted cash, net	1,611	—
Decrease (increase) in other assets	(13)	9
Net cash provided by (used in) investing activities	358	(5,547)
Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	1,932	—
Payments on lines of credit and notes payable	(1,266)	(4,407)
Stock issuance costs	(1,075)	—
Proceeds from issuance of common stock	90	2,218
Proceeds from repayment of subscriptions receivable	514	127
Net cash provided by (used in) financing activities	195	(2,062)
Effect of exchange rate changes on cash and cash equivalents	6	(452)
Net change in cash and cash equivalents	7,324	2,970
Cash and cash equivalents at beginning of year	19,046	53,485
Cash and cash equivalents at end of period	$26,370	$56,455
Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$3,836	$—
Declaration of special dividend	$4,700	$—

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, the results of its operations for the three and six months ended June 30, 2004 and 2005 and its cash flows for the six months ended June 30, 2004 and 2005. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 9, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

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

The components of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
License	$6,357	$8,632	$12,523	$17,451
Application hosting services	6,689	7,275	12,601	14,106
Consulting services	1,215	1,622	2,779	3,017
Customer support	3,432	3,169	6,752	6,686
Total	$17,693	$20,698	$34,655	$41,260

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

Revenue resulting from application hosting services consist of three stages for each clinical trial. The first stage includes trial and application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company generally recognizes revenue from application hosting and related services ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application set up, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

The Company capitalized $322 and $509 of deferred set up costs and amortized $384 and $398 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $849 and $1,175 of deferred set up costs and amortized $880 and $847 in the six months ended June 30, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $127 and $193 of out of pocket expenses in service revenue and cost of service revenue in the three months ended June 30, 2004 and 2005, respectively, and included $424 and $390 of out of pocket expenses in service revenue and cost of service revenue in the six months ended June 30, 2004 and 2005, respectively.

3.   Prepaid Sales Commissions and Royalties

For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to sales people and royalties paid to third parties, and recognizes these expenses over the period that the related revenue is recognized. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company capitalized $820 and $646 of commissions and amortized to sales and marketing expense $681and $905 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $1,580 and $1,323 of commissions and amortized to sales and marketing expense $1,249 and $1,735 in  the six months ended June 30, 2004 and 2005, respectively.

The Company’s royalty obligation is based upon the license and customer support revenue earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $1,051and $1,412 of royalties and amortized to costs of revenues $604 and $728 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $2,201 and $2,234 of royalties and amortized to costs of revenues $1,189 and $1,299 in the six months ended June 30, 2004 and 2005, respectively.

4.   Warranties and Indemnification

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. See the discussion of possible indemnification obligations in Note 13.

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

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income (loss) applicable to common stockholders	$(6,188)	$1,838	$(7,723)	$3,306
Denominator:
Weighted average common shares outstanding	3,676,748	32,869,181	3,633,898	32,662,841
Less: Weighted average unvested restricted common shares outstanding	(30,399)	—	(35,764)	—
Basic net income (loss) per share—weighted average common shares	3,646,349	32,869,181	3,598,134	32,662,841
Dilutive effect of common stock options	—	1,769,664	—	1,924,820
Diluted net income (loss) per share—weighted average common shares	3,646,349	34,638,845	3,598,134	34,587,661
Net income (loss) per share applicable to common stockholders:
Basic	$(1.70)	$0.05	$(2.15)	$0.10
Diluted	$(1.70)	$0.05	$(2.15)	$0.09

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2004 and 2005, respectively, as their effect would have been anti-dilutive.

	As of June 30,
	2004	2005
Redeemable convertible preferred stock	22,841,157	—
Options outstanding	4,457,525	668,000
Unvested restricted shares	25,035	—
Warrant	34,330	—

6.   Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of $54 and ($17) for the three months ended June 30, 2004 and 2005, respectively, and approximately $38 and ($147) for the six months ended June 30, 2004 and 2005, respectively. Such gains and (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

7.   Cash, Cash Equivalents and Short-Term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short term investments. The Company invests in high quality corporate debentures rated at least A2 by Moody’s Investors Service or A by Standard & Poors. At June 30, 2005 cash equivalents primarily consisted of money market funds that were readily convertible to cash. At June 30, 2005, short-term investments primarily consisted of U.S. agency notes and corporate debentures.

Cash, cash equivalents and short-term investments as of December 31, 2004 and June 30, 2005 were as follows:

	December 31, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$13,138	$13,138
U.S. agency notes and U.S. treasury bills	Less than 90 days	3,390	3,390
Money market funds	Demand	35,014	35,014
Certificate of deposit	30 days	1,943	1,943
Total cash and cash equivalents		$53,485	$53,485
Short-term investments	147-356 days	$4,735	$4,728

	June 30, 2005
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$14,512	$14,512
U.S. agency notes and U.S. treasury bills	Less than 90 days	4,772	4,772
Money market funds	Demand	37,171	37,171
Total cash and cash equivalents		$56,455	$56,455
Short-term investments	105-359 days	$8,816	$8,803

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

The assumptions used and weighted average information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Average risk-free interest rate	4.07%	3.99%	3.61%	4.00%
Expected dividend yield	—	—	—	—
Expected life	7 years	4 years	7 years	4 years
Expected volatility	90%	90%	0-90%	90%
Weighted average fair value at grant date	$5.49	$6.53	$6.00	$6.41

The Company offers the 2004 Employee Stock Purchase Plan. Accordingly, the Company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 Employee Stock Purchase Plan using the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June, 30 2005
Average risk-free interest rate	3.12%	2.77%
Expected dividend yield	—	—
Expected life	0.50 years	0.50 years
Expected volatility	60%	60%

Had compensation costs been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(6,188)	$1,838	$(7,723)	$3,306
Add: Stock-based compensation expense included in reported net income (loss)	473	133	919	357
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(604)	(859)	(1,202)	(1,516)
Pro forma net income (loss)	$(6,319)	$1,112	$(8,006)	$2,147
Pro forma net income (loss) per share applicable to common stockholders:
Basic	$(1.73)	$0.03	$(2.23)	$0.07
Diluted	$(1.73)	$0.03	$(2.23)	$0.06

9.   Goodwill

A rollforward of the net carrying amount of goodwill is as follows:

Balance as of December 31, 2004	$21,817
Utilization of acquired net operating losses in the six months ended June 30, 2005	(770)
Balance as of June 30, 2005	$21,047

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

The utilization of acquired net operating losses reflects a reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill.

10.   Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2004	As of June 30, 2005
Accrued payroll and related benefits	$4,791	$3,427
Accrued royalties	2,378	2,347
Accrued income taxes	1,289	922
Accrued other expenses	3,200	4,021
	$11,658	$10,717

11.   Restructuring

The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company’s corporate headquarters in December 2003. Of this amount, $2,486 represented the loss on a facilities lease and $2,017 related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represented 15 months of rent remaining under an existing lease and related operating expenses. As of March 31, 2005, payment of all charge related expenses had occurred and as a result the Company recorded a benefit of $92 representing the elimination of accrued expenses associated with the restructuring charge.

The rollforward of the restructuring charge is as follows:

Lease Loss
Balance as of December 31, 2003	$2,486
Payments made in the twelve months ended December 31, 2004	(1,974)
Reduction to provision for lease loss in the twelve months ended December 31, 2004	(168)
Balance as of December 31, 2004	$344
Payments made in the six months ended June 30, 2005	(252)
Reduction to provision for lease loss in the six months ended June 30, 2005	(92)
Balance as of June 30, 2005	$—

12.   Debt

Between April 2000 and September 2004, the Company had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranged from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004, there was a total of $4,407 outstanding under all of the Company’s equipment lines of credit. In March 2005, the Company paid in full all outstanding debt related to its equipment lines of credit. The equipment line of credit expired on March 31, 2005 and was not renewed.

Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and June 30, 2005, $0 was outstanding under the working capital line of credit. At June 30, 2005, there was $3,700 available under the line of credit, and $1,300 reserved under a letter of credit associated with the Company’s leased facilities.

Borrowings under the working capital line of credit are secured by substantially all assets of the Company, excluding intellectual property. The Company has entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits the Company from pledging its intellectual property to others. Under the working capital line of credit, as amended in March 2004, the Company is required to comply with certain financial covenants. At June 30, 2005, the Company was in compliance with all financial covenants. In August of 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.

13.   Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation.

Since 2004, the Company has been involved in a lawsuit filed against it and one of its customers, Quintiles Inc., by Datasci, LLC (“Datasci”) and Dr. Mark L. Kozam, doing business under the name MLK Software. The lawsuit alleges that the Company’s InForm, Clintrial and Clintrial Integration Solution products and its services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci and Dr. Kozam. The Company has asserted numerous defenses and has filed counterclaims against Datasci and Dr. Kozam. This action is ongoing and the Company is prepared to vigorously defend the claims and pursue its counterclaims and any other remedies available to the Company. The Company is unable to predict the outcome of this action and is therefore unable to assess whether its outcome will have a material adverse effect on its results of operations.

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

14.   Stockholders’ Equity

During the six months ended June 30, 2005, the Company issued 621,181 shares of common stock in connection with the exercise of stock options resulting in proceeds of $1,770, and 79,836 shares of common stock under the Company’s 2004 Employee Stock Purchase Plan resulting in proceeds of $448. During this period, the Company also issued 9,802 shares in connection with the cashless exercise of a warrant to purchase common stock.

During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders’ equity. There was $127 and $0 of these notes receivable outstanding at December 31, 2004 and June 30, 2005, respectively. In February 2005, all outstanding notes were paid in full.

15.   Deferred Compensation

The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering of its common stock (the “IPO”), the Company’s Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company’s operating and financial performance, the issuances of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company’s IPO. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company’s common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the six months ended June 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company’s common stock was $10 per share. During the six months ended December 31, 2004 options were granted at a price of $7.55 per share, which was the fair market value of the Company’s common stock at the date of grant. During the six months ended June 30, 2005, options to purchase 889,000 shares of common stock were granted at exercise prices ranging from $6.30 to $6.53 per share, which was the fair market value of the common stock at the dates of the grant. The Company recorded stock-based compensation of $919 and $357 in the six months ended June 30, 2004 and 2005, respectively.

As of June 30, 2005, there was an aggregate of $1,119 of deferred stock-based compensation remaining to be amortized, of which approximately $371 will be amortized in the remaining two quarters of 2005. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with Financial Interpretation No. 28. On January 1, 2006, the Company is required to adopt SFAS No. 123(R) which requires fair value accounting for stock-based awards. See Note 18.

16.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income	$430	$1,838	$813	$3,306
Cumulative translation adjustment	(28)	(368)	(109)	(533)
Comprehensive income	$402	$1,470	$704	$2,773

17.   Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transaction gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts, which relate to the British pound, Euro, and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in current operations.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company at June 30, 2005:

	As of June 30, 2005
	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	1,200	$2,149
Japanese yen	40,000	362
		$2,511

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and June 30, 2005, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized gains (losses), net of hedging are accounted for in other income (expense). Gains (losses), net of hedging, were $54 and $(17) for the three months ended June 30, 2004 and 2005, respectively and $38 and $(147) for the six months ended June 30, 2004 and 2005, respectively. The Company settles foreign exchange contracts in cash.

18.   Recently Issued Accounting Pronouncements

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

The Company is continuing to review the two alternative adoption methods and the resulting impact of fair valuing awards in its financial statements. The Company is also reviewing various option valuation techniques and may use a valuation method other than the Black-Scholes model for new awards upon adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R)’s fair value method will likely have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the Company’s unaudited condensed consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level electronic data capture, management and adverse event reporting software solutions for use in the clinical trial component of its customers’ global research and development initiatives. We offer software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials. By automating essential elements of the clinical trial process, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts and reduce clinical and economic risk.

Sources of Revenues

We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenue ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase. Two customers including Eli Lilly and Company, the holder of record of approximately 1% of our common stock, accounted for approximately 20% and 25% of our total revenues for the six months ended June 30, 2004 and 2005, respectively. Our top 20 customers accounted for approximately 69% and 72% of our total revenues in the quarters ended June 30, 2004 and 2005, respectively, net of reimbursable out-of-pocket expenses.

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

License revenue for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, is determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenue for our Clintrial and Clintrace software solutions is determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements with terms generally of three to five years with payment terms generally annually in advance. License revenue is recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

Following our acquisition of Clinsoft in August of 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license agreements. In certain situations we continue to sell perpetual licenses of our Clintrial and Clintrace software products to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than 1% of total revenue for the six months ended June 30, 2004 and 2005. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We intend to continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

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

Costs of Revenues and Operating Expenses

We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of service revenue and in the sales and marketing, research and development and general and administrative expense categories.

Costs of Revenues.   Cost of license revenue consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product and the Japanese version of our InForm software product. The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for third-party modules licensed to our customers for use with the Clintrial software product and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation. The cost of service revenue varies based upon employee utilization levels in the service organization and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

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

General and Administrative.   General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance and legal services and other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel, incur additional professional fees related to the growth of our business and operations, and incur additional costs associated with being a public company.

Restructuring.   We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge included approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of June 30, 2005, the payment of all charge related expenses had occurred and, as a result, we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Expenses.   Our cost of service revenue and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the three months ended June 30, 2004 and 2005, approximately 41% and 48%, respectively, of our revenues were generated in locations outside the United States. In the six months ended June 30, 2004 and 2005, approximately 40% and 48%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues were in currencies other than the U.S. dollar. In periods when the U.S. dollar declines or increases in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase or decrease, as the case may be, when translated into U.S. dollars.

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

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to us. License agreements, multiple element arrangements, including license and services agreements, and certain application hosting services can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

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

Revenue from perpetual software licenses represented less than 1% of total revenues for the six months ended June 30, 2004 and 2005. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenue is recognized ratably over the term of the underlying support arrangement.

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

We capitalized $322,000 and $509,000 of deferred set up costs and amortized $384,000 and $398,000 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $849,000 and $1.2 million of deferred set up costs and amortized $880,000 and $847,000 in the six months ended June 30, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Accounting for Commission Payments and Royalties.   For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenue are recognized. This is done to better match commission and royalty expenses with the related revenue. We capitalized $820,000 and $646,000 of commissions and amortized to sales and marketing expense $681,000 and $905,000 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $1.6 million and $1.3 million of commissions and amortized to sales and marketing expense $1.2 million and $1.7 million in the six months ended June 30, 2004 and 2005, respectively.

Royalties are paid on a percentage of billings basis for certain of our products. We capitalized $1.1 million and $1.4 million of royalties and amortized to costs of revenues $604,000 and $728,000 in the three months ended June 30, 2004 and 2005, respectively, and capitalized $2.2 million and $2.2 million of royalties and amortized to costs of revenues $1.2 million and $1.3 million in the six months ended June 30, 2004 and 2005, respectively.

Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that credit loss rates will not increase in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $391,000 and $289,000 as of December 31, 2004 and June 30, 2005, respectively.

Accounting for Income Taxes.   In connection with the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of June 30, 2005, we have incurred a three year cumulative loss from operations. Once we are no longer in a three year cumulative loss position, we would expect to recognize some or all of our deferred tax assets based principally on our ability to forecast future operating income. Currently, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of our deferred tax assets quarterly. If in future periods our assessment deems it more likely than not the deferred tax assets will be recognized, we would record an adjustment to our valuation allowance at that time, which would result in a reduction to income tax expense, which could be significant in the period in which such determination is made.

The American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Even in light of the Act, our current intention is to reinvest the total amount of our unremitted earnings in the local jurisdiction or to repatriate the earnings only when doing so would be tax-effective. As such, we have not provided U.S. tax expense on the unremitted earnings of our foreign subsidiaries.

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

In the first, second and third quarters of 2003, we incurred operating losses of $1.4 million, $1.1 million and $31,000, respectively. In the fourth quarter, we had an operating profit of $432,000, excluding a restructuring charge in the fourth quarter. Our increasing per share fair value of common stock throughout 2003 reflects this positive trend in operating results. In addition, in the second half of 2003, because of our improved operating performance and the improving equity markets, we began to contemplate an initial public offering of our common stock.

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

As of June 30, 2005, there was an aggregate of $1.1 million of deferred stock-based compensation remaining to be amortized. Historically, we have elected not to record employee stock-based awards at fair value. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 8 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Effective January 1, 2006, we will be required to adopt a fair value approach to valuing stock-based awards. See Note 18 in the notes to our unaudited condensed consolidated financial statements.

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

Overview of Results of Operations for the Three Months Ended June 30, 2004 and 2005

License revenue increased 36% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Service revenue increased 6% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Our gross margin increased 22%, or $2.2 million, in the three months ended June 30, 2005 to $12.6 million, compared to $10.4 million for the same period in 2004, primarily due to the increase in license revenue which generates a higher gross margin.

Operating income increased $1.0 million from $946,000 in the three months ended June 30, 2004 to an operating income of $2.0 million for the three months ended June 30, 2005. The operating income in the three months ended June 30, 2004 and 2005 included $473,000 and $133,000 of stock-based compensation, respectively. As of June 30, 2005, we had $65.3 million of cash, cash equivalents and short-term investments, an increase of $7.1 million from $58.2 million at December 31, 2004.

The results for the three months ended June 30, 2005, were impacted by foreign exchange. Revenues and expenses increased approximately 2% and 2%, respectively, as a result of fluctuations in foreign exchange rates.

Revenues

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
License	$6,357	36%	$8,632	42%	$2,275	36%
Application hosting services	6,689	38	7,275	35	586	9%
Professional services	1,215	7	1,622	8	407	33%
Customer support	3,432	19	3,169	15	(263)	(8)%
Total	$17,693	100%	$20,698	100%	$3,005	17%

Total revenues increased in the three months ended June 30, 2005 as compared to the same period in 2004 due to an increase in license revenue across all products, as well as an increases in both application hosting and professional services. The increase in license revenue in the three months ended June 30, 2005 was primarily due to an increase in sales of InForm into our existing Clintrial customer base and, to a lesser extent, an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the three months ended June 30, 2005 was due to an increase in clinical trials under management. Professional services revenue for the three months ended June 30, 2005 increased compared to the same period in 2004 due to the increase in consulting services associated with our existing enterprise customers. Customer support revenue for the three months ended June 30, 2005 decreased compared to the same period in 2004 primarily due to the reduction in the Clintrial renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, offset partially by the increase in both InForm support revenue associated with an increase in license revenue as well as training revenue.

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
United States	$10,433	59%	$10,779	52%	$346	3%
United Kingdom	3,807	22	6,330	31	2,523	66%
France	2,119	12	1,936	9	(183)	(9)%
Asia-Pacific	1,334	7	1,653	8	319	24%
International subtotal	7,260	41	9,919	48	2,659	37%
Total	$17,693	100%	$20,698	100%	$3,005	17%

The increase in revenues worldwide was due primarily to the increase in InForm revenue in the United Kingdom, resulting from additional enterprise-wide license and service agreements associated with one customer. In addition, Asia-Pacific InForm license and application hosting services revenue increased.

Costs of Revenues

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage
		of Related		of Related	Change
Costs of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$448	7%	$589	7%	$141	31%
Services	6,842	60	7,464	62	622	9%
Total	$7,290	41%	$8,053	39%	$763	10%

The cost of license revenue increased in the three months ended June 30, 2005 due to an increase in royalty expense associated with certain modules of our Clintrial software product as well as our InForm software products. Cost of services for the three months ended June 30, 2005 increased by $622,000 as we incurred $170,000 of additional employee related expenses and $359,000 incremental outside contractor expense to deliver increased services. In addition there were also expense increases in computer and related and depreciation of $135,000 and $78,000, respectively. These expense increases were partially offset by a decrease in the amortization of capitalized labor of $174,000.

Gross Margin

	For the Three Months Ended June 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$5,909	93%	$8,043	93%	$2,134	36%
Services	4,494	40	4,602	38	108	2%
Total	$10,403	59%	$12,645	61%	$2,242	22%

The license gross margin percentage was unchanged in the three months ended June 30, 2005. The services gross margin percentage decreased for the three months ended June 30, 2005 due to increases in labor and outside contractor expenses. It is likely that gross margin, as a percentage of revenues, will fluctuate, quarter by quarter, due to the timing and mix of license and service revenues, and the amount and type of service required in delivering certain projects.

Operating Expenses

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$3,536	20%	$3,960	19%	$424	12%
Research and development	3,018	17	3,489	17	471	16%
General and administrative	2,903	16	3,218	16	315	11%
Total	$9,457	53%	$10,667	52%	$1,210	13%

Sales and Marketing.   Sales and marketing expenses increased for the three months ended June 30, 2005 primarily due to a $223,000 increase in commission expense resulting from an increase in revenues and an increase in the effective commission rate, and an increase in employee-related expenses of $126,000. We expect that our sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build our brand awareness through what we believe are the most cost-effective channels available. However, sales and marketing expenses may fluctuate, quarter by quarter, due to the timing of marketing programs.

Research and Development.   Research and development expenses increased in the three months ended June 30, 2005 primarily due to an increase in employee related expenses of $516,000 as we hired 8 additional people to improve our quality assurance and product development team. We expect that our research and development costs will continue to increase in absolute dollars as we continue to introduce additional integrated software solutions and add features and functionality to our products.

General and Administrative.   General and administrative expenses increased in the three months ended June 30, 2005 primarily due to a $241,000 increase in professional fees which relate to actions associated with defending our intellectual properties and increased accounting expenses due to the requirements of being a public company, as well as $164,000 of increased employee-related expenses. In addition, insurance expense of $93,000 due to requirements related to being a public company, and outside contractor expenses increased $65,000 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act. These expense increases were partially offset by a $257,000 decrease in stock based compensation. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel, incur additional professional fees related to the growth of our business and operations, and incur additional costs associated with being a public company. However, general and administrative expenses may vary quarter by quarter due to the timing of professional fees.

Operating Income, Other Income (Expense)

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$946	5%	$1,978	10%	$1,032	109%
Other income (expense)
Interest income	$67	—%	$439	2%	$372	555%
Interest expense	(128)	—	—	—	128	100%
Other, net	87	—	(11)	—	(98)	(113)%
Total	$26	—%	$428	2%	$402	1546%

Operating Income.   The increase in operating income in the three months ended June 30, 2005 was primarily due to an increase in license gross margin, partially offset by increased operating expenses resulting from increases in employee related expenses, commission expense and professional fees. It is likely that operating income, as a percentage of revenues, will fluctuate, quarter by quarter, due to the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

Other Income (Expense).   The increase in interest income in the three months ended June 30, 2005 was primarily due to an increase in cash and cash equivalents available for investment and short-term investments. The decrease in interest expense in the three months ended June 30, 2005 was due to the payoff of all outstanding debt during the quarter ended March 31, 2005. Other, net expense primarily increased due to foreign exchange losses in the three months ended June 30, 2005 compared to foreign exchange gains in the three months ended June 30, 2004, related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$542	3%	$568	3%	$26	5%

The provision for income taxes for 2004 represents foreign withholding taxes and income taxes payable that cannot be offset through loss carryforwards. The provision for income taxes for 2005 represents income taxes payable that cannot be offset through loss carryforwards. The effective tax rate for 2005 decreased to 24% compared to an effective tax rate of 56% for 2004. The decrease in our effective tax rate is primarily due to a reduction in foreign withholding taxes and  U.S. income taxes payable. The decrease in the foreign withholding taxes related to the elimination of withholding tax due to changes in legislation between the U.S. and Japan effective in the second quarter of 2004. The decrease in U.S. income taxes payable related to the change in the mix and timing of the use of net operating loss carryforwards to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result, we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. The benefit of utilization of the net operating loss carryforwards that were not acquired has been reflected as a reduction to the income tax provision.

Overview of Results of Operations for the Six Months Ended June 30, 2004 and 2005

License revenue increased 39% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Service revenue increased 8% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Our gross margin increased 27%, or $5.4 million, in the six months ended June 30, 2005 to $25.5 million, compared to $20.2 million for the same period in 2004, primarily due to the increase in license and application hosting services revenue.

Operating income increased by $2.1 million from $1.8 million in the six months ended June 30, 2004 to an operating income of $3.9 million for the six months ended June 30, 2005. The operating income in the six months ended June 30, 2004 and 2005 included $919,000 and $357,000 of stock-based compensation, respectively. As of June 30, 2005, we had $65.3 million of cash, cash equivalents and short-term investments securities, an increase of $7.1 million from $58.2 million at December 31, 2004.

The results for the six months ended June 30, 2005, were impacted by foreign exchange. Revenues and expenses increased approximately 2% and 2%, respectively, as a result of fluctuations in foreign exchange rates.

Revenues

	For the Six Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
License	$12,523	36%	$17,451	42%	$4,928	39%
Application hosting services	12,601	36	14,106	35	1,505	12%
Professional services	2,779	8	3,017	7	238	9%
Customer support	6,752	20	6,686	16	(66)	(1)%
Total	$34,655	100%	$41,260	100%	$6,605	19%

Total revenues increased in the six months ended June 30, 2005 as compared to the same period in 2004 due to an increase in license revenue across all products, as well as an increase in InForm application hosting services. The increase in license revenue in the six months ended June 30, 2005 was primarily due to an increase in sales of InForm into our existing Clintrial customer base and, to a lesser extent, an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the six months ended June 30, 2005 was due to an increase in clinical trials under management. Professional services revenue for the six months ended June 30, 2005 increased compared to the same period in 2004 due to the increase in consulting services associated with our existing enterprise customers. The small decrease in the customer support revenue for the six months ended June 30, 2005 was primarily due to a decrease in the Clintrial and Clintrace renewal base as a result of the conversion of the former Clinsoft customers to term based licenses that have a lower customer support fee, offset partially by an increase in InForm support revenue associated with an increase in license and training revenue associated with our InForm product.

	For the Six Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
United States	$20,958	60%	$21,524	52%	$566	3%
United Kingdom	7,212	21	12,476	30	5,264	73%
France	4,265	12	4,218	10	(47)	(1)%
Asia-Pacific	2,220	7	3,042	8	822	37%
International subtotal	13,697	40	19,736	48	6,039	44%
Total	$34,655	100%	$41,260	100%	$6,605	19%

The increase in revenues worldwide was due primarily to the increase in InForm revenue in the United Kingdom, resulting from additional enterprise-wide license and service agreements, with one customer accounting approximately three-fourths of the increase. In addition, the Asia-Pacific license and services revenue increased across all products.

Costs of Revenues

	For the Six Months Ended June 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Costs of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$870	7%	$1,037	6%	$167	19%
Services	13,623	62	14,676	62	1,053	8%
Total	$14,493	42%	$15,713	38%	$1,220	8%

The cost of license revenue increased in the six months ended June 30, 2005 due to a $198,000 increase in royalty expense associated with our InForm software product as well as certain modules of our Clintrial software product. Cost of services for the six months ended June 30, 2005 increased by $1.1 million as we incurred $431,000 of additional employee related expenses and $505,000 incremental outside contractor expense to deliver increased services. In addition there were also expense increases in computer related, occupancy and depreciation of $230,000, $120,000 and $116,000, respectively. These expense increases were partially offset by a decrease in the amortization of capitalized labor of $359,000.

Gross Margin

	For the Six Months Ended June 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$11,653	93%	$16,414	94%	$4,761	41%
Services	8,509	38	9,133	38	624	7%
Total	$20,162	58%	$25,547	62%	$5,385	27%

The license gross margin percentage increased in the six months ended June 30, 2005 primarily due to an increase in sales of InForm, which incurs a lower royalty than Clintrial. The services gross margin percentage was unchanged for the six months ended June 30, 2005.

Operating Expenses

	For the Six Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$6,841	20%	$7,911	19%	$1,070	16%
Research and development	5,954	17	6,770	16	816	14%
General and administrative	5,546	16	7,022	17	1,476	27%
Restructuring	—	—	(92)	—	(92)	nm
Total	$18,341	53%	$21,611	52%	$3,270	18%

Sales and Marketing.   Sales and marketing expenses increased for the six months ended June 30, 2005 primarily due to a $421,000 increase in employee-related expenses, which included one-time charges associated with changes in management, and a $491,000 increase in commission expense resulting from an increase in revenues and an increase in the effective commission rate. In addition, travel expense increased by $129,000.

Research and Development.   Research and development expenses increased in the six months ended June 30, 2005 primarily due to an increase in employee related expenses of $1.1 million as we hired additional people to improve our quality assurance and product development team. This was partially offset by a $244,000 decrease in outside consultant expense as we brought certain research and development activities in-house

General and Administrative.   General and administrative expenses increased in the six months ended June 30, 2005 primarily due to a $957,000 increase in professional fees primarily associated with actions defending our intellectual properties and increased accounting fees due to the requirements of  being a public company, as well as, $358,000 of increased employee-related expenses. In addition, outside contractor expenses increased $215,000 primarily related to the implementation of Section 404 of the Sarbanes-Oxley Act and additional insurance expense of $204,000 due to requirements related to being a public company. These expense increases were partially offset by a $381,000 decrease in stock-based compensation.

Operating Income, Other Income (Expense)

	For the Six Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$1,821	5%	$3,936	10%	$2,115	116%
Other income (expense)
Interest income	$172	—%	$787	2%	$615	358%
Interest expense	(210)	—	(144)	—	66	31%
Other, net	71	—	(141)	—	(212)	(299)%
Total	$33	—%	$502	1%	$469	1421%

Operating Income.   The increase in operating income in the six months ended June 30, 2005 was primarily due to an increase in gross margins from both license and services, partially offset by increased operating expenses resulting from increases in employee related expenses, commission expense and professional fees. It is likely that operating income, as a percentage of revenues, will fluctuate, quarter by quarter, due to the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

Other Income (Expense).   The increase in interest income in the six months ended June 30, 2005 was primarily due to an increase in cash and cash equivalents available for investment and short-term investments. The decrease in interest expense in the six months ended June 30, 2005 was primarily due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense increased primarily due to foreign exchange losses in the six months ended June 30, 2005 compared to foreign exchange gains in the six months ended June 30, 2004, related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes.

	For the Six Months Ended June 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$1,041	3%	$1,132	3%	$91	9%

The provision for income taxes for 2004 represents foreign withholding taxes and income taxes payable that cannot be offset through loss carryforwards. The provision for income taxes for 2005 represents income taxes payable that cannot be offset through loss carryforwards. The effective tax rate for 2005 decreased to 26% compared to an effective tax rate of 56% for 2004. The decrease in our effective tax rate is primarily due to a reduction in foreign withholding taxes and U.S. income taxes payable. The decrease in the foreign withholding taxes related to the elimination of withholding tax due to changes in legislation between the U.S. and Japan effective in the second quarter of 2004. The decrease in U.S. income taxes payable related to the change in the mix and timing of the use of net operating loss carryforwards to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. The benefit of utilization of the net operating loss carryforwards that were not acquired has been reflected as a reduction to the income tax provision.

Liquidity and Capital Resources

At December 31, 2004 and June 30, 2005, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $58.2 million and $65.3 million, respectively, and accounts receivable of $19.7 million and $16.0 million, respectively.

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

Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2005, which was greater than net income of $3.3 million. The difference is primarily due to $1.6 million of non-cash depreciation, $769,000 of non-cash income tax expense and changes in working capital, which consisted primarily of a $3.4 million decrease in accounts receivable and an increase in deferred revenue of $4.0 million, partially offset by a decrease in accrued expenses of $1.1 million and an increase in deferred costs of $945,000.

Net cash used in investing activities was $5.5 million for the six months ended June 30, 2005, consisting primarily of the purchase of short-term investments of $6.5 million and capital expenditures of $1.5 million, partially offset by $2.5 million of proceeds from maturities of short-term investments.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2005, consisting primarily of $4.4 million of debt repayments as we paid all of our outstanding bank debt, partially offset by $2.2 million of proceeds from the exercise of common stock options and sales of common stock under the  employee stock purchase plan.

At December 31, 2004 and June 30, 2005, respectively, we had $1.6 million and $1.3 million of outstanding letters of credit related to our facilities. The letters of credit are reflected as a reduction in the amount available under the line of credit.

Substantially all of our long-lived assets as of December 31, 2004 and June 30, 2005 are located in the United States.

We do not have any special purpose entities or any off-balance sheet financing arrangements.

We generally do not enter into binding purchase commitments. Our principal commitments consist of leases for office space. At June 30, 2005, the future minimum payments under these leases were as follows:

Year ended December 31,	Total
(in thousands)
2005	$1,353
2006	2,622
2007	2,252
2008	2,047
2009	346
Total minimum payments	$8,620

Between April 2000 and September 2004, we had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranged from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004 there was a total of $4.4 million outstanding and $3.2 million available under all of our equipment lines of credit. In March 2005, we paid in full all outstanding debt related to our equipment lines of credit. The equipment line of credit expired on March 31, 2005 and was not renewed.

Effective March 31, 2004, we renewed our working capital line of credit with a bank and increased the amount under which we can borrow to $5.0 million. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and June 30, 2005, $0 was outstanding under the working capital line of credit. At June 30, 2005, there was $3.7 million available under the line of credit, and $1.3 million reserved under a letter of credit associated with our leased facilities.

Borrowings under our working capital line of credit are secured by substantially all of our assets other than our intellectual property. We have also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibits us from pledging our intellectual property to others. Under the terms of this credit line, we are required to comply with certain financial covenants. At June 30, 2005, we were in compliance with all financial covenants. In August of 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants.

At December 31, 2004, we had net operating loss carryforwards of approximately $88.4 million, which may be used to offset future U.S. federal taxable income, if any, and $4.8 million of federal research and development tax credit carryforwards. In addition, we have $5.6 million of net operating losses relating to our non-U.S. jurisdictions. Of these amounts, approximately $26.9 million and $3.0 million of net operating loss carryforwards and tax credit carryforwards, respectively, relate to amounts acquired as part of the Clinsoft acquisition. These tax carryforwards may reduce our future cash payments to the taxing authorities. The realized benefits of the acquired carryforwards will be reflected as an adjustment through goodwill and not a reduction in the effective tax rate. The carryforwards expire beginning in 2008 through 2023 and are subject to review and possible adjustment by the taxing authorities. The Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders.

We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our working capital line of credit will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing. Additional funds for those purposes may not be available on terms favorable to us or at all.

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

If entities engaged in clinical trials do not shift from traditional paper-based methods of collecting clinical trial data to electronic systems, we may not achieve the market penetration necessary to maintain profitability.

If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to maintain profitability.

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

We are, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, Dr. Mark L. Kozam, doing business under the name MLK Software and Datasci, LLC have filed a complaint against us and one of our customers alleging that we infringe a patent claimed to be owned by them. We have incurred substantial professional fees in connection with this claim. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. The claim referenced above and any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the claim referenced above, that we will indemnify our customers, against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts.

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

Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Each of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of any member of our management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. In addition, because of the technical nature of our software products, services and hosted solutions and the dynamic market in which we compete, any failure to attract and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could have a material adverse affect on our ability to generate sales, successfully develop new software products, services and hosted solutions or software enhancements or deliver services and solutions as requested by our customers.

We have incurred substantial losses in the past and may not continue to be profitable in the future.

We incurred significant losses in each fiscal year from our inception in June 1997 through 2003, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $101.1 million at June 30, 2005. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

The global nature of our business exposes us to multiple risks.

For the quarter ended June 30, 2005, approximately 48% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Our top five customers accounted for approximately 34% and 38% of our revenues during the six months ended June 30, 2004 and 2005, respectively. Two customers, Eli Lilly and Company and GlaxoSmithKline, accounted for approximately 25% of our total revenues for the six months ended June 30, 2005. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

•                    financial results that are below estimate of such results;

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

Ownership of our common stock is concentrated among a small number of stockholders and sales of a large block of which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A relatively small number of our stockholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our directors and management exercise significant control over our company.

At June 30, 2005, our directors and executive officers and their affiliates beneficially control approximately 32% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the the six months ended June 30, 2004 and 2005, 40% and 48%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of June 30, 2005, we had $4.9 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2005, our foreign exchange exposure would have fluctuated by approximately $490,000. In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements. We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of June 30, 2005 we hedged approximately $2.5 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $65.3 million at June 30, 2005. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2004 and June 30, 2005 there were no amounts outstanding under our working capital line of credit.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

In August of 2005, we modified our loan agreement for our working capital line of credit with Silicon Valley Bank. The working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants. The loan modification agreement is being filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q.

Item 6.                        Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended.
10.2	Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified.
10.3*	Form of Non-Statutory Stock Option Agreement.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates a management contract or a compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED
	By:	/s/ ROBERT K. WEILER
Robert K. Weiler Chief Executive Officer (Duly authorized officer)
	By:	/s/ RODGER WEISMANN
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 10, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended.
10.2	Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified.
10.3*	Form of Non-Statutory Stock Option Agreement.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or a compensatory plan, contract or arrangement.