Form 10-Q
period 2005-09-30
PHASE FORWARD INC
filed 2005-11-14
CIK 1050180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of November 2, 2005, the registrant had 33,430,611 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2005
Table of Contents

Part I—Financial Information

Item 1.                          Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31, 2004	As of September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$53,485	$44,605
Short-term investments	4,735	10,592
Accounts receivable, net of allowance of $391 and $323 in 2004 and 2005, respectively	19,682	18,817
Deferred set up costs, current portion	783	1,076
Prepaid commissions and royalties, current portion	3,035	3,528
Prepaid expenses and other current assets	2,335	2,694
Total current assets	84,055	81,312
Property and equipment, net	5,717	6,234
Deferred set up costs, net of current portion	665	941
Prepaid commissions and royalties, net of current portion	2,756	2,614
Goodwill	21,817	27,177
Intangible assets, net of accumulated amortization of $89 in 2005	—	3,811
Other assets	240	182
Total assets	$115,250	$122,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of notes payable	$2,558	$—
Accounts payable	1,619	1,322
Accrued expenses	11,658	12,983
Restructuring accrual	344	—
Deferred revenue, current portion	35,350	36,567
Deferred rent, current portion	142	363
Total current liabilities	51,671	51,235
Notes payable, net of current portion	1,849	—
Deferred revenue, net of current portion	1,002	2,252
Deferred rent, net of current portion	1,481	1,079
Total liabilities	56,003	54,566
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares Issued—32,399 and 33,387 shares in 2004 and 2005, respectively	324	334
Additional paid-in capital	165,462	167,874
Subscription receivable	(127)	—
Deferred stock-based compensation	(1,755)	(802)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(160)	(680)
Accumulated deficit	(104,386)	(98,910)
Total stockholders’ equity	59,247	67,705
Total liabilities and stockholders’ equity	$115,250	$122,271

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
License	$7,352	$8,637	$19,875	$26,088
Service	11,657	13,605	33,789	37,414
Total revenues	19,009	22,242	53,664	63,502
Costs of revenues:
License	501	722	1,371	1,759
Service(1)	6,890	7,799	20,513	22,475
Total costs of revenues	7,391	8,521	21,884	24,234
Gross margin:
License	6,851	7,915	18,504	24,329
Service	4,767	5,806	13,276	14,939
Total gross margin	11,618	13,721	31,780	39,268
Operating expenses:
Sales and marketing(1)	3,509	3,897	10,350	11,808
Research and development(1)	3,170	3,653	9,124	10,423
General and administrative(1)	3,963	3,937	9,509	10,959
Restructuring	—	—	—	(92)
Total operating expenses	10,642	11,487	28,983	33,098
Income from operations	976	2,234	2,797	6,170
Other income (expense):
Interest income	138	449	310	1,236
Interest expense	(45)	—	(255)	(144)
Other, net	(143)	(79)	(72)	(220)
Total other income (expense)	(50)	370	(17)	872
Income before provision for income taxes	926	2,604	2,780	7,042
Provision for income taxes	604	434	1,645	1,566
Net income	322	2,170	1,135	5,476
Accretion of preferred stock and dividend declared	417	—	8,953	—
Net income (loss) applicable to common stockholders	$(95)	$2,170	$(7,818)	$5,476
Net income (loss) per share applicable to common stockholders:
Basic	$—	$0.07	$(0.70)	$0.17
Diluted	$—	$0.06	$(0.70)	$0.16
Weighted average number of common shares used in net income (loss) per share calculations:
Basic	26,249	32,241	11,149	32,856
Diluted	26,249	35,307	11,149	34,827

(1) Amounts include stock-based expenses, as follows:

Costs of service revenues	$26	$11	$76	$48
Sales and marketing	31	28	111	24
Research and development	69	36	248	131
General and administrative	558	(2)	1,168	227
Total stock-based expenses	$684	$73	$1,603	$430

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net income	$1,135	$5,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,270	2,510
Stock-based expenses	1,603	430
Loss on disposal of fixed assets	—	53
Foreign currency exchange loss	65	160
Provision for allowance for doubtful accounts	165	(1)
Non-cash income tax expense	1,652	1,040
Amortization of premiums or discounts on short-term investments	—	(48)
Changes in assets and liabilities:
Accounts receivable	8,394	1,312
Deferred costs	(1,502)	(1,025)
Prepaid expenses and other current assets	(902)	(350)
Accounts payable	667	(377)
Accrued expenses	(698)	621
Deferred revenue	(3,831)	2,585
Deferred rent	976	(179)
Net cash provided by operating activities	9,994	12,207

Investing activities
Proceeds from maturities of short-term investments	—	3,848
Purchase of short-term investments	(1,279)	(9,626)
Purchase of property and equipment	(2,385)	(2,805)
Decrease in restricted cash, net	1,611	—
Decrease (increase) in other assets	(10)	9
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired(1)	—	(10,598)
Net cash used in investing activities	(2,063)	(19,172)

Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	2,928	—
Payments on lines of credit and notes payable	(4,428)	(4,407)
Payment of dividend payable	(4,700)	—
Stock issuance costs	(5,215)	—
Proceeds from issuance of common stock	42,815	2,899
Proceeds from repayment of subscriptions receivable	514	127
Net cash provided by (used in) financing activities	31,914	(1,381)
Effect of exchange rate changes on cash and cash equivalents	(30)	(534)
Net change in cash and cash equivalents	39,815	(8,880)
Cash and cash equivalents at beginning of year	19,046	53,485
Cash and cash equivalents at end of period	58,861	44,605
Short-term investments at end of period	1,279	10,592
Total cash, cash equivalents and short-term investments at end of period	$60,140	$55,197

Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$4,253	$—

(1) Cash paid for acquisition of Lincoln Technologies, Inc.

Fair value of assets acquired	$—	$1,742
Liabilities assumed, including acquisition costs paid	—	(898)
Acquired intangible assets	—	3,900
Cost in excess of net assets acquired	—	6,400
Cash paid	—	11,144
Less cash acquired	—	546
Cash paid for acquisition	$—	$10,598

See accompanying notes.

Phase Forward Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, the results of its operations for the three and nine months ended September 30, 2004 and 2005 and its cash flows for the nine months ended September 30, 2004 and 2005. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 9, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

On August 25, 2005, the Company acquired 100% of the outstanding common shares of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for clinical trial safety signal detection and applied data standards.  The results of Lincoln have been included in the unaudited condensed consolidated financial statements since the date of acquisition (see Note 5).

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

The components of revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
License	$7,352	$8,637	$19,875	$26,088
Application hosting services	7,238	7,998	19,840	22,105
Consulting services	1,192	2,679	3,971	5,696
Customer support	3,227	2,928	9,978	9,613
Total	$19,009	$22,242	$53,664	$63,502

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

In addition to making its software products available to customers through licenses, the Company offers its InForm electronic data capture software product through a fully-hosted, turnkey deployment. Revenue resulting from application hosting services consists of three stages for each clinical trial. The first stage includes trial and application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration. The second stage consists of application hosting and related support services. The third stage, database lock, consists of services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company generally recognizes revenue from application hosting and related services ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized, as applicable, until the start of the hosting period. These revenues and costs are recognized and amortized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs of the trial and application set up, as defined under Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination-related fees may be charged.

The Company capitalized $482 and $666 of deferred set up costs and amortized $500 and $425 in the three months ended September 30, 2004 and 2005, respectively, and capitalized $1,331 and $1,841 of deferred set up costs and amortized $1,380 and $1,272 in the nine months ended September 30, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $190 and $162 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended September 30, 2004 and 2005, respectively, and included $614 and $552 of out-of-pocket expenses in service revenue and cost of service revenue in the nine months ended September 30, 2004 and 2005, respectively.

3.              Prepaid Sales Commissions and Royalties

For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to sales people and royalties paid to third parties, and recognizes these expenses over the period that the related revenue is recognized. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company capitalized $1,240 and $989 of commissions and amortized to sales and marketing expense $753 and $1,003 in the three months ended September 30, 2004 and 2005, respectively, and capitalized $2,820 and $2,312 of commissions and amortized to sales and marketing expense $2,002 and $2,738 in the nine months ended September 30, 2004 and 2005, respectively.

The Company’s royalty obligation is based upon the license and customer support revenue earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $367 and $645 of royalties and amortized to costs of revenues $652 and $803 in the three months ended September 30, 2004 and 2005, respectively, and capitalized $2,568 and $2,879 of royalties and amortized to costs of revenues $1,841 and $2,102 in the nine months ended September 30, 2004 and 2005, respectively.

4.              Warranties and Indemnification

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. See the discussion of possible indemnification obligations in Note 14.

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

5.              Acquisition of Lincoln Technologies, Inc.

On August 25, 2005, the Company acquired 100% of the outstanding common shares of Lincoln, a provider of products and services for clinical trial safety signal detection, and applied data standards.  The acquired technology and products of Lincoln provide the Company with an expanded drug safety offering and enhance the Company’s ability to offer innovative software and services in the drug safety market.  The Company paid a premium for Lincoln to enable it to become a leading provider in the drug safety market and to obtain a valuable workforce.

The aggregate purchase price paid in cash was approximately $11,200.  The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000 in 2005 and 2006, respectively.  The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in the unaudited condensed consolidated financial statements since the date of acquisition.

The components of the consideration paid are as follows:

Cash paid	$11,000
Acquisition costs	165
Total purchase price to be allocated to acquired asset subject to amortization	$11,165

The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets		$1,479
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500
		3,900
Goodwill		6,400
Total assets acquired		12,042
Current liabilities		(877)
Net assets acquired		$11,165

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.  From the date of acquisition through September 30, 2005, $9 of the lease obligation has been paid.

The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2004.  The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Pro forma revenues	$20,038	$22,711	$56,361	$66,443
Pro forma income from operations	1,128	1,606	2,697	5,312
Pro forma net income (loss) applicable to common stockholders	—	1,685	(7,880)	4,821
Pro froma net income (loss) per share applicable to common stockholders:
Basic	$—	$0.05	$(0.71)	$0.15
Diluted	$—	$0.05	$(0.71)	$0.14

6.              Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. The Company’s potentially dilutive shares, which include outstanding common stock options, redeemable convertible preferred stock for the three and nine month periods ending September 30, 2004, and warrants for the three and nine month periods ending September 30, 2004 and the nine month period ending September 30, 2005 also have not been included in the computation of diluted net income (loss) per share for all periods in which the Company was in a loss position as the result would be anti-dilutive.

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net income (loss) applicable to common stockholders	$(95)	$2,170	$(7,818)	$5,476
Denominator:
Weighted average common shares outstanding	26,268,826	33,241,245	11,178,874	32,855,642
Less: Weighted average unvested restricted common shares outstanding	(19,670)	—	(30,399)	—
Basic net income (loss) per share—weighted average common shares	26,249,156	32,241,245	11,148,475	32,855,642
Dilutive effect of common stock options	—	2,065,700	—	1,971,780
Diluted net income (loss) per share—weighted average common shares	26,249,156	35,306,945	11,148,475	34,827,422
Net income (loss) per share applicable to common stockholders:

Basic	$—	$0.07	$(0.70)	$0.17

Diluted	$—	$0.06	$(0.70)	$0.16

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding because such securities were anti-dilutive during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Options outstanding	4,204,423	—	4,423,900	321,000
Unvested restricted shares	14,305	—	25,035	—
Warrant	34,330	—	34,330	—
Redeemable Preferred Stock	4,717,195	—	16,799,836	—

7.              Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Germany, Belgium, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of $103 and $38 for the three months ended September 30, 2004 and 2005, respectively, and approximately $65 and $169 for the nine months ended September 30, 2004 and 2005, respectively. Such gains and (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

8.              Cash, Cash Equivalents and Short-Term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short term investments. The Company invests in high quality corporate debentures rated at least A2 by Moody’s Investors Service or A by Standard & Poors. At September 30, 2005 cash equivalents primarily consisted of money market funds that were readily convertible to cash. At September 30, 2005, short-term investments primarily consisted of U.S. agency notes and corporate debentures.

Cash, cash equivalents and short-term investments as of December 31, 2004 and September 30, 2005 were as follows:

	December 31, 2004
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$13,138	$13,138
U.S. agency notes and U.S. treasury bills	Less than 90 days	3,390	3,390
Money market funds	Demand	35,014	35,014
Certificate of deposit	30 days	1,943	1,943
Total cash and cash equivalents		$53,485	$53,485
Short-term investments	147-356 days	$4,735	$4,728

	September 30, 2005
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash and cash equivalents	Demand	$15,098	$15,098
U.S. agency notes and U.S. treasury bills	Less than 90 days	3,164	3,164
Money market funds	Demand	26,343	26,343
Total cash and cash equivalents		$44,605	$44,605
Short-term investments	131-359 days	$10,592	$10,579

The Company has had no realized or unrealized gains or losses to date on the sale of money market funds or short-term investments.

9.              Stock-Based Compensation

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for options granted under its stock-based compensation plans for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required.

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

The assumptions used and weighted average information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Average risk-free interest rate	—	4.15%	3.61%	4.04%
Expected dividend yield	—	—	—	—
Expected life	—	4 years	7 years	4 years
Expected volatility	—	60%	0-90%	60-90%
Weighted average fair value at grant date	—	$7.70	$6.00	$6.72

There were no stock option grants during the three month period ending September 30, 2004.

The Company offers the 2004 Employee Stock Purchase Plan. Accordingly, the Company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 Employee Stock Purchase Plan using the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September, 30 2005
Average risk-free interest rate	3.12%	2.74%
Expected dividend yield	—	—
Expected life	0.50 years	0.50 years
Expected volatility	60%	60%

Had compensation costs been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(95)	$2,170	$(7,818)	$5,476
Add: Stock-based compensation expense included in reported net income (loss)	684	73	1,603	430
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(881)	(778)	(2,084)	(2,158)
Pro forma net income (loss)	$(292)	$1,465	$(8,299)	$3,748
Pro forma net income (loss) per share applicable to common stockholders:
Basic	$(0.01)	$0.05	$(0.74)	$0.11
Diluted	$(0.01)	$0.04	$(0.74)	$0.11

10.            Goodwill and Intangible Assets

A rollforward of the net carrying amount of goodwill is as follows:

Balance as of December 31, 2004	$21,817
Increase associated with the acquisition of Lincoln (see Note 5)	6,400
Utilization of acquired net operating losses in the nine months ended September 30, 2005	(1,040)
Balance as of September 30, 2005	$27,177

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

The following is a summary of identifiable intangible assets:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$37
Customer relationships	5 years	1,600	33
Employment/non-compete agreements	2 years	300	15
Tradename	5 years	200	4
Total		$3,900	$89

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Total
2005	$218
2006	870
2007	817
2008	720
2009	720
Total	$3,345

11.            Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2004	As of September 30, 2005
Accrued payroll and related benefits	$4,791	$5,489
Accrued royalties	2,378	2,237
Accrued income taxes	1,289	1,067
Accrued other expenses	3,200	4,190
	$11,658	$12,983

12.            Restructuring

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

The rollforward of the restructuring charge is as follows:

Lease Loss
Balance as of December 31, 2003	$2,486
Payments made in the twelve months ended December 31, 2004	(1,974)
Reduction to provision for lease loss in the twelve months ended December 31, 2004	(168)
Balance as of December 31, 2004	$344
Payments made in the nine months ended September 30, 2005	(252)
Reduction to provision for lease loss in the nine months ended September 30, 2005	(92)
Balance as of September 30, 2005	$—

13.            Debt

Between April 2000 and September 2004, the Company had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranged from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004, there was a total of $4,407 outstanding under all of the Company’s equipment lines of credit. In March 2005, the Company paid in full all outstanding debt-related to its equipment lines of credit. The equipment line of credit expired on March 31, 2005 and was not renewed.

Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and September 30, 2005, $0 was outstanding under the working capital line of credit. At September 30, 2005, there was $3,700 available under the line of credit, and $1,300 reserved under a letter of credit associated with the Company’s leased facilities.

Borrowings under the working capital line of credit were secured by substantially all assets of the Company, excluding intellectual property. The Company had entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited the Company from pledging its intellectual property to others. Under the working capital line of credit, as amended in March 2004, the Company is required to comply with certain financial covenants. At September 30, 2005, the Company was in compliance with all financial covenants. In August of 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.

14.            Contingencies

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

The Company accepts standard indemnification provisions in the ordinary course of business, whereby it may be required to indemnify its customers for certain costs and damages arising from third party claims in connection with alleged or actual infringement of intellectual property, including the claim described above. The term of these indemnification provisions generally coincides with the customer’s use of the Company’s products. To date, the Company has not incurred any costs to settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal.

15.            Stockholders’ Equity

During the nine months ended September 30, 2005, the Company issued 898,840 shares of common stock in connection with the exercise of stock options resulting in proceeds of $2,497, and 79,836 shares of common stock under the Company’s 2004 Employee Stock Purchase Plan resulting in proceeds of $447. During this period, the Company also issued 9,802 shares in connection with the cashless exercise of a warrant to purchase common stock.

During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders’ equity. There was $127 and $0 of these notes receivable outstanding at December 31, 2004 and September 30, 2005, respectively. In February 2005, all outstanding notes were paid in full.

16.            Deferred Compensation

The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of its common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering of its common stock (the “IPO”), the Company’s Board of Directors had determined the fair value of the common stock on the date of grant based upon several factors, including, but not limited to, the Company’s operating and financial performance, the issuances of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the common stock in connection with the Company’s IPO. During 2003, all stock options were granted with an exercise price of $3.00 per share, while the estimated per share fair value of the Company’s common stock ranged from $3.00 to $4.00 in the first quarter of 2003, $4.00 to $5.00 in the second quarter of 2003, $5.00 to $7.50 in the third quarter of 2003 and $7.50 to $9.00 in the fourth quarter of 2003. During the nine months ended September 30, 2004, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of the Company’s common stock was $10 per share. During the six months ended December 31, 2004 options were granted at a price of $7.55 per share, which was the fair market value of the Company’s common stock at the date of grant. During the nine months ended September 30, 2005, options to purchase 1,170,500 shares of common stock were granted at exercise prices ranging from $6.30 to $7.81 per share, which was the fair market value of the common stock at the dates of the grant. As a result of the stock option grants prior to its initial public offering, the Company recorded stock-based compensation of $1,603 and $430 in the nine months ended September 30, 2004 and 2005, respectively.  As of September 30, 2005, there was an aggregate of $802 of deferred stock-based compensation remaining to be amortized, of which approximately $150 will be amortized in the remaining quarter of 2005.  The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with Financial Interpretation No. 28. On January 1, 2006, the Company is required to adopt SFAS No. 123(R) which requires fair value accounting for stock-based awards. See Note 19.

17.            Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$322	$2,170	$1,135	$5,476
Cumulative translation adjustment	64	14	(45)	(520)
Comprehensive income	$386	$2,184	$1,090	$4,956

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company at September 30, 2005:

	As of September 30, 2005
	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	1,800	$3,185
Euro	800	966
Japanese yen	48,000	424
		$4,575

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and September 30, 2005, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized gains (losses), net of hedging are accounted for in other income (expense). Losses, net of hedging, were $103 and $38 for the three months ended September 30, 2004 and 2005, respectively and $65 and $169 for the nine months ended September 30, 2004 and 2005, respectively. The Company settles foreign exchange contracts in cash.

19.            Recently Issued Accounting Pronouncements

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

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level electronic data capture, management and safety software solutions for use in the clinical trial component of its customers’ global research and development initiatives. We offer software products, services and hosted solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, clinical research organizations and other entities engaged in clinical trials. By automating essential elements of the clinical trial process, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts and reduce clinical and economic risk.

Lincoln Acquisition

  On August 25, 2005, we acquired 100% of the outstanding common shares of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for clinical trial safety signal detection and applied data standards.  The aggregate purchase price paid in cash was approximately $11.2 million.  The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million in 2005 and 2006, respectively.  The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.   Accordingly, the results of Lincoln have been included in the unaudited condensed consolidated financial statements since the date of acquisition.

Sources of Revenues

We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. We generally recognize revenue ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue. As our backlog grows, we believe that the predictability of our future revenues will increase.  Two customers, including Eli Lilly and Company, the holder of record of approximately 1% of our common stock, accounted for approximately 21% and 26% of our total revenues for the nine months ended September 30, 2004 and 2005, respectively. Our top 20 customers accounted for approximately 71% and 67% of our total revenues in the quarters ended September 30, 2004 and 2005, respectively, net of reimbursable out-of-pocket expenses.

Revenues for Lincoln for the period from the August 25, 2005 acquisition date to September 30, 2005 consisted primarily of consulting services revenue.

License Revenue

We derive our license revenue from our three major software products: InForm, our Internet based electronic data capture solution; Clintrial, our clinical data management solution; and Clintrace, our adverse event reporting solution. Although each of our InForm, Clintrial and Clintrace software solutions are available as stand-alone enterprise applications, we also offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and safety products.

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

Following our acquisition of Clinsoft in August of 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license agreements. In certain situations we continue to sell perpetual licenses of our Clintrial and Clintrace software products to our existing customers. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than 1% of total revenue for the nine months ended September 30, 2004 and 2005. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We intend to continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.

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

Costs of Revenues. Cost of license revenue consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product and our InForm software product.  The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for third-party modules licensed to our customers for use with the Clintrial software product and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation. The cost of service revenue varies based upon employee utilization levels in the service organization and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and the amortization of commissions.  We expect that sales and marketing expenses will increase in absolute dollars as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

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

General and Administrative. General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance and legal services, and other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will fluctuate quarter by quarter due to the timing of outside contractor and professional fees associated with compliance, as well as legal services.

Restructuring. We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge included approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of March 31, 2005, the payment of all charge-related expenses had occurred and, as a result, we recorded a restructuring benefit of $92,000 in the nine months ended September 30, 2005 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Expenses. Our cost of service revenue and operating expenses, excluding our restructuring charges, include stock-based expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the three months ended September 30, 2004 and 2005, approximately 44% and 45%, respectively, of our revenues were generated in locations outside the United States. In the nine months ended September 30, 2004 and 2005, approximately 41% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues were in currencies other than the U.S. dollar. In periods when the U.S. dollar declines or increases in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase or decrease, as the case may be, when translated into U.S. dollars.

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

Revenue from perpetual software licenses represented less than 1% of total revenues for the nine months ended September 30, 2004 and 2005. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly the perpetual license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenue is recognized ratably over the term of the underlying support arrangement.

In addition to making our software products available to customers through licenses, we offer our InForm electronic data capture software solution through a hosted application solution delivered through a standard web-browser. Revenue resulting from application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the second stage and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

We capitalized $482,000 and $666,000 of deferred set up costs and amortized $500,000 and $425,000 in the three months ended September 30, 2004 and 2005, respectively, and capitalized $1.3 million and $1.8 million of deferred set up costs and amortized $1.4 million and $1.3 million in the nine months ended September 30, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Accounting for Commission Payments and Royalties. For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenue are recognized. This is done to better match commission and royalty expenses with the related revenue. We capitalized $1.2 million and $989,000 of commissions and amortized to sales and marketing expense $753,000 and $1.0 million in the three months ended September 30, 2004 and 2005, respectively, and capitalized $2.8 million and $2.3 million of commissions and amortized to sales and marketing expense $2.0 million and $2.7 million in the nine months ended September 30, 2004 and 2005, respectively.

Royalties are paid on a percentage of billings basis for certain of our products. We capitalized $367,000 and $645,000 of royalties and amortized to costs of revenues $652,000 and $803,000 in the three months ended September 30, 2004 and 2005, respectively, and capitalized $2.6 million and $2.9 million of royalties and amortized to costs of revenues $1.8 million and $2.1 million in the nine months ended September 30, 2004 and 2005, respectively.

Accounts Receivable Reserves. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that credit loss rates will not increase in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $391,000 and $323,000 as of December 31, 2004 and September 30, 2005, respectively.

Accounting for Income Taxes. In connection with the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of September 30, 2005, we have incurred a three year cumulative loss from operations. Once we are no longer in a three year cumulative loss position, we would expect to recognize some or all of our deferred tax assets based principally on our ability to forecast future operating income. Currently, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of our deferred tax assets quarterly. If in future periods our assessment deems it more likely than not the deferred tax assets will be recognized, we would record an adjustment to our valuation allowance at that time, which would result in a reduction to income tax expense, and such reduction could be significant in the period in which such determination is made.

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

During 2004, prior to our IPO, options were granted at exercise prices ranging from $4.50 to $6.00 per share while the estimated fair value of our common stock was $10.00 per share. The fair value of our common stock during 2004, prior to our IPO, was based on the high end of the range of estimated offering prices of common stock as contemplated in the preliminary prospectus for our initial public offering that was filed with the Securities and Exchange Commission. All options granted since the IPO were priced at the fair market value of the common stock at the date of grant.

As of September 30, 2005, there was an aggregate of $802,000 of deferred stock-based compensation remaining to be amortized. Historically, we have elected not to record employee stock-based awards at fair value. The impact of recording employee stock-based awards at fair value, using the Black-Scholes option-pricing model, is further described in Note 9 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Effective January 1, 2006, we will be required to adopt a fair value approach to valuing stock-based awards. See Note 19 in the notes to our unaudited condensed consolidated financial statements.

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

Overview of Results of Operations for the Three Months Ended September 30, 2004 and 2005

License revenue increased 17% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Service revenue increased 17% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Our gross margin increased 18%, or $2.1 million, in the three months ended September 30, 2005 to $13.7 million, compared to $11.6 million for the same period in 2004, due to an increase in license revenue which generates a higher gross margin and increased utilization of our services personnel, which led to higher service margins.

Operating income increased $1.3 million from $976,000 in the three months ended September 30, 2004 to $2.2 million for the three months ended September 30, 2005. The operating income in the three months ended September 30, 2004 and 2005 included $684,000 and $73,000 of stock-based compensation, respectively. As of September 30, 2005, we had $55.2 million of cash, cash equivalents and short-term investments, a decrease of $3.0 million from $58.2 million at December 31, 2004.

The results for the three months ended September 30, 2005 were impacted by foreign exchange rates.  Revenues and expenses increased approximately 1% and 0%, respectively, as a result of fluctuations in foreign exchange rates.

Revenues

	For the Three Months Ended September 30,
	2004		2005
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
					Amount	%
	(in thousands)
License	$7,352	39%	$8,637	39%	$1,285	17%
Application hosting services	7,238	38	7,998	36	760	10%
Professional services	1,192	6	2,679	12	1,487	125%
Customer support	3,227	17	2,928	13	(299)	(9)%
Total	$19,009	100%	$22,242	100%	$3,233	17%

Total revenues increased in the three months ended September 30, 2005 as compared to the same period in 2004 due to increases in professional services revenue and license revenue across all products, as well as an increase in application hosting services. The increase in professional services revenue for the three months ended September 30, 2005 was primarily related to the increase in consulting services associated with our existing customer base, primarily related to InForm, and the addition of new consulting engagements related to our acquisition of Lincoln. The increase in license revenue in the three months ended September 30, 2005 was primarily due to an increase in sales of InForm, and to a lesser extent an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products within our existing customer base by cross selling the InForm, Clintrial and Clintrace products to these customers, and through sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the three months ended September 30, 2005 was due to an increase in clinical trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.

Customer support revenue for the three months ended September 30, 2005 decreased compared to the same period in 2004 due to the reduction in the Clintrial renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, as well as a decrease in InForm support revenue associated with the timing of support activities.

	For the Three Months Ended September 30,
	2004		2005
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
					Amount	%
	(in thousands)
United States	$10,564	56%	$12,225	55%	$1,661	16%
United Kingdom	5,210	27	6,271	28	1,061	20%
France	2,067	11	2,179	10	112	5%
Asia-Pacific	1,168	6	1,567	7	399	34%
International subtotal	8,445	44	10,017	45	1,572	19%
Total	$19,009	100%	$22,242	100%	$3,233	17%

The increase in revenues worldwide was due primarily to the increase in InForm revenue in the United States and United Kingdom resulting from additional enterprise-wide license and service agreements.  In addition, the Asia-Pacific license and services revenue increased across all products.

Costs of Revenues

	For the Three Months Ended September 30,
	2004		2005
		Percentage		Percentage
		of Related		of Related	Change
Costs of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$501	7%	$722	8%	$221	44%
Services	6,890	59	7,799	57	909	13%
Total	$7,391	39%	$8,521	38%	$1,130	15%

The cost of license revenue increased in the three months ended September 30, 2005 due to an increase in royalty expense associated with certain modules of our Clintrial software product as well as our InForm software products. Cost of services for the three months ended September 30, 2005 increased by $909,000 as we incurred $418,000 of additional employee-related expenses, of which $81,000 relates to our recent acquisition of Lincoln and $419,000 incremental outside contractor expense which was necessary to deliver increased services.  In addition, there were also expense increases in computer and related and depreciation of $109,000 and $106,000, respectively. These expense increases were partially offset by an increased benefit of labor capitalization (net of amortization) of $260,000 associated with the trial build or set up phase for application hosting service arrangements, due to an increase in trials in the set up phase.

Gross Margin

	For the Three Months Ended September 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$6,851	93%	$7,915	92%	$1,064	16%
Services	4,767	41	5,806	43	1,039	22%
Total	$11,618	61%	$13,721	62%	$2,103	18%

The license gross margin percentage declined in the three months ended September 30, 2005 due to an increase in royalty expense relating to InForm and certain modules of the Clintrial software.  The services gross margin percentage increased for the three months ended September 30, 2005 due to an increase in consulting services revenue performed on a time and material basis for some of our enterprise customers, rather than services performed under bundled arrangements, where the revenue is recognized ratably over the license period, while the expenses are recognized as incurred.  In addition, an application hosting services trial cancellation resulted in the acceleration of revenue recognition for amounts previously deferred associated with the trial set up and other work performed up until the time of cancellation.  The increased utilization of our services personnel also contributed to higher services margins.  These increases more than offset the decrease in license gross margin.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	For the Three Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$3,509	18%	$3,897	18%	$388	11%
Research and development	3,170	17	3,653	16	483	15%
General and administrative	3,963	21	3,937	18	(26)	(1)%
Total	$10,642	56%	$11,487	52%	$845	8%

Sales and Marketing. Sales and marketing expenses increased for the three months ended September 30, 2005 primarily due to a $251,000 increase in commission expense resulting from an increase in revenues and the effective commission rate, and an increase in outside contractor expense of $90,000, of which $29,000 relates to our recent acquisition of Lincoln. We expect that our sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and we continue to build our brand awareness through what we believe are the most cost-effective channels available. However, sales and marketing expenses may fluctuate quarter by quarter due to the timing of marketing programs.

Research and Development. Research and development expenses increased in the three months ended September 30, 2005 primarily due to an increase in employee-related expenses of $461,000, of which $110,000 relates to our recent acquisition of Lincoln.  We also hired additional people to improve our quality assurance and product development team. We expect that our research and development costs will continue to increase in absolute dollars as we continue to introduce additional integrated software solutions and add features and functionality to our products.

General and Administrative. General and administrative expenses decreased slightly in the three months ended September 30, 2005.  We incurred increases in employee-related expenses of $344,000, of which $96,000 relates to our recent acquisition of Lincoln, and outside contractors of $238,000 primarily related to preparation for compliance with the Sarbanes-Oxley Act of 2002.  These expense increases were offset by a $560,000 decrease in stock-based compensation and a $203,000 decrease in professional fees associated with defending ongoing litigation related to our intellectual property.  We expect that in the future, general and administrative expenses will fluctuate quarter by quarter due to the timing of outside contractor and professional fees associated with compliance, as well as legal services.

Operating Income, Other Income (Expense)

	For the Three Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$976	5%	$2,234	10%	$1,258	129%
Other income (expense)
Interest income	$138	1%	$449	2%	$311	225%
Interest expense	(45)	—	—	—	45	(100)%
Other, net	(143)	(1)	(79)	—	64	(45)%
Total	$(50)	0%	$370	2%	$420	(840)%

Operating Income. The increase in operating income in the three months ended September 30, 2005 was primarily due to an increase in gross margin, partially offset by increased operating expenses resulting from increases in employee-related expenses, commission expense and outside contractor fees, principally related to services and general and administrative. It is likely that operating income, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

Other Income (Expense).The increase in interest income in the three months ended September 30, 2005 was primarily due to an increase in average cash and cash equivalents available for investment and short-term investments and higher market rates of return. The decrease in interest expense in the three months ended September 30, 2005 was due to the payoff of all outstanding debt during the quarter ended March 31, 2005. Other, net expense primarily decreased due to a reduction in foreign exchange losses in the three months ended September 30, 2005 compared to the foreign exchange losses in the three months ended September 30, 2004, which relate to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Three Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$604	3%	$434	2%	$(170)	(28)%

The provision for income taxes for 2004 represents foreign withholding taxes and income taxes payable that cannot be offset through loss carryforwards. The provision for income taxes for 2005 represents income taxes payable that cannot be offset through loss carryforwards. The effective tax rate for 2005 decreased to 16.7% compared to an effective tax rate of 65.2% for 2004. The decrease in our effective tax rate is primarily due to the decrease in stock-based expenses of $611,000, which is not deductible for tax purposes, but is included in the calculation of the effective rate, and to a reduction in foreign withholding taxes and U.S. income taxes payable.  The decrease in the foreign withholding taxes related to the elimination of withholding tax due to changes in legislation between the U.S. and Japan effective in the second quarter of 2004. The decrease in U.S. income taxes payable related to the recording of a one time benefit associated with adjustments required to previous estimates compared to our tax return for the year ended December 31, 2004 filed in the third quarter of 2005, and to the change in the mix and timing of the use of net operating loss carryforwards to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result, we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. The benefit of utilization of the net operating loss carryforwards that were not acquired has been reflected as a reduction to the income tax provision.

Overview of Results of Operations for the Nine Months Ended September 30, 2004 and 2005

License revenue increased 31% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Service revenue increased 11% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Our gross margin increased 24%, or $7.5 million, in the nine months ended September 30, 2005 to $39.3 million, compared to $31.8 million for the same period in 2004, primarily due to the increase in license revenue.

Operating income increased by $3.4 million from $2.8 million in the nine months ended September 30, 2004 to an operating income of $6.2 million for the nine months ended September 30, 2005. The operating income in the nine months ended September 30, 2004 and 2005 included $1.6 million and $430,000 of stock-based compensation, respectively. As of September 30, 2005, we had $55.2 million of cash, cash equivalents and short-term investments securities, a decrease of $3 million from $58.2 million at December 31, 2004.

The results for the nine months ended September 30, 2005, were impacted by foreign exchange. Revenues and expenses increased approximately 3% and 1%, respectively, as a result of fluctuations in foreign exchange rates.

Revenues

	For the Nine Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
License	$19,875	37%	$26,088	41%	$6,213	31%
Application hosting services	19,840	37	22,105	35	2,265	11%
Professional services	3,971	7	5,696	9	1,725	43%
Customer support	9,978	19	9,613	15	(365)	(4)%
Total	$53,664	100%	$63,502	100%	$9,838	18%

Total revenues increased in the nine months ended September 30, 2005 as compared to the same period in 2004 due to an increase in license revenue across all products, as well as an increase in InForm application hosting services. The increase in license revenue in the nine months ended September 30, 2005 was primarily due to an increase in sales of InForm and, to a lesser extent, an increase in sales of both Clintrial and Clintrace products. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted-application version of our InForm product in the nine months ended September 30, 2005 was due to an increase in clinical trials under management. Professional services revenue for the nine months ended September 30, 2005 increased compared to the same period in 2004 due to the increase in consulting services associated with our existing enterprise customers. The small decrease in the customer support revenue for the nine months ended September 30, 2005 was primarily due to a decrease in the Clintrial renewal base as a result of the conversion of the former Clinsoft customers to term based licenses that have a lower customer support fee, offset partially by an increase in InForm support revenue associated with an increase in license and training revenue associated with our InForm product.

	For the Nine Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
United States	$31,523	59%	$33,750	53%	$2,227	7%
United Kingdom	12,489	23	18,747	30	6,258	50%
France	6,264	12	6,396	10	132	2%
Asia-Pacific	3,388	6	4,609	7	1,221	36%
International subtotal	22,141	41	29,752	47	7,611	34%
Total	$53,664	100%	$63,502	100%	$9,838	18%

The increase in revenues worldwide was due primarily to the increase in InForm revenue in the United Kingdom, resulting from additional enterprise-wide license and service agreements, with one customer accounting for approximately 50% of the increase. In addition, the Asia-Pacific license and services revenue increased across all products.

Costs of Revenues

	For the Nine Months Ended September 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Costs of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$1,371	7%	$1,759	7%	$388	28%
Services	20,513	61	22,475	60	1,962	10%
Total	$21,884	41%	$24,234	38%	$2,350	11%

The cost of license revenue increased in the nine months ended September 30, 2005 due to a $397,000 increase in royalty expense associated with our InForm software product as well as certain modules of our Clintrial software product. Cost of services for the nine months ended September 30, 2005 increased by $2.0 million as we incurred $849,000 of additional employee-related expenses and $924,000 incremental outside contractor expense to deliver increased services. In addition, we incurred expense increases in computer-related expenses, occupancy and depreciation of $340,000, $153,000 and $222,000, respectively. These expense increases were partially offset by an increased benefit of labor capitalization (net of amortization) of $618,000 associated with the trial build or setup phase for application hosting service arrangements, due to an increase in trials in the set up phase.

Gross Margin

	For the Nine Months Ended September 30,
	2004		2005
		Percentage of		Percentage of
		Related		Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$18,504	93%	$24,329	93%	$5,825	31%
Services	13,276	39	14,939	40	1,663	13%
Total	$31,780	59%	$39,268	62%	$7,488	24%

The license gross margin percentage was unchanged for the nine months ended September 30, 2005. The services gross margin percentage increased for the nine months ended September 30, 2005 due to increased utilization of our services personnel.

Operating Expenses

	For the Nine Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$10,350	19%	$11,808	19%	$1,458	14%
Research and development	9,124	17	10,423	16	1,299	14%
General and administrative	9,509	18	10,959	17	1,450	15%
Restructuring	—	—	(92)	—	(92)	—
Total	$28,983	54%	$33,098	52%	$4,115	14%

Sales and Marketing. Sales and marketing expenses increased for the nine months ended September 30, 2005 primarily due to a $472,000 increase in employee-related expenses, which included one-time charges associated with changes in management, and a $736,000 increase in commission expense resulting from an increase in revenues and an increase in the effective commission rate. In addition, travel expense increased by $115,000.

Research and Development. Research and development expenses increased in the nine months ended September 30, 2005 primarily due to an increase in employee-related expenses of $1.5 million as we hired additional people to improve our quality assurance and product development team. This was partially offset by a $292,000 decrease in outside consultant expense as we brought certain research and development activities in-house

General and Administrative. General and administrative expenses increased in the nine months ended September 30, 2005 primarily due to a $754,000 increase in professional fees primarily associated with defending ongoing litigation related to our intellectual property and increased accounting fees due to the requirements of being a public company, as well as $701,000 of increased employee-related expenses. In addition, outside contractor expenses increased $453,000 primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act, additional insurance expense of $171,000, and an increase of $136,000 for investor relations.  These expense increases were partially offset by a $941,000 decrease in stock-based compensation.

Operating Income, Other Income (Expense)

	For the Nine Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$2,797	5%	$6,170	10%	$3,373	121%
Other income (expense)
Interest income	$310	—%	$1,236	2%	$926	299%
Interest expense	(255)	—	(144)	—	111	44%
Other, net	(72)	—	(220)	—	(148)	(206)%
Total	$(17)	—%	$872	1%	$889	5,229%

Operating Income.   The increase in operating income in the nine months ended September 30, 2005 was primarily due to an increase in gross margins, partially offset by increased operating expenses resulting from increases in employee-related expenses, commission expense, outside contractor expense and professional fees. It is likely that operating income, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and services revenues, and the amount and type of service required in delivering certain projects, as well as the timing of operating expense activities.

Other Income (Expense).   The increase in interest income in the nine months ended September 30, 2005 was primarily due to an increase in cash and cash equivalents available for investment and short-term investments. The decrease in interest expense in the nine months ended September 30, 2005 was primarily due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense increased primarily due to foreign exchange losses in the nine months ended September 30, 2005 compared to foreign exchange gains in the nine months ended September 30, 2004, related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for Income Taxes

	For the Nine Months Ended September 30,
	2004		2005
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$1,645	3%	$1,566	2%	$(79)	(5)%

The provision for income taxes for 2004 represents foreign withholding taxes and income taxes payable that cannot be offset through loss carryforwards. The provision for income taxes for 2005 represents income taxes payable that cannot be offset through loss carryforwards. The effective tax rate for 2005 decreased to 22.2% compared to an effective tax rate of 59.2% for 2004. The decrease in our effective tax rate is primarily due to the decrease in stock-based expense of $1.2 million, which is not deductible for tax purposes, but is included in the calculation of the effective rate, and to a reduction in foreign withholding taxes and U.S. income taxes payable.  The decrease in the foreign withholding taxes related to the elimination of withholding tax due to changes in legislation between the U.S. and Japan effective in the second quarter of 2004. The decrease in U.S. income taxes payable related to the recording of a one time benefit associated with adjustments required to previous estimates compared to our tax return for the year ended December 31, 2004 filed in the third quarter of 2005, and to the change in the mix and timing of the use of net operating loss carryforwards to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. The benefit of utilization of the net operating loss carryforwards that were not acquired has been reflected as a reduction to the income tax provision.

Liquidity and Capital Resources

At December 31, 2004 and September 30, 2005, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $58.2 million and $55.2 million, respectively, and accounts receivable of $19.7 million and $18.8 million, respectively.

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

Net cash provided by operating activities was $12.2 million for the nine months ended September 30, 2005, which was greater than net income of $5.5 million. The difference is primarily due to $2.5 million of non-cash depreciation and amortization, $1.0 million of non-cash income tax expense and changes in working capital, which consisted primarily of a $1.3 million decrease in accounts receivable and an increase in deferred revenue of $2.6 million, partially offset by an increase in deferred costs of $1.0 million.

Net cash used in investing activities was $19.2 million for the nine months ended September 30, 2005, which was primarily due to $10.6 million used in the acquisition of Lincoln, purchase of short-term investments of $9.6 million and capital expenditures of $2.8 million, partially offset by $3.8 million of proceeds from maturities of short-term investments.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2005, consisting primarily of $4.4 million of debt repayments as we paid all of our outstanding bank debt, partially offset by $2.9 million of proceeds from the exercise of common stock options and sales of common stock under the employee stock purchase plan.

At December 31, 2004 and September 30, 2005, respectively, we had $1.6 million and $1.3 million of outstanding letters of credit related to our facilities. The letters of credit are reflected as a reduction in the amount available under the line of credit.

Substantially all of our long-lived assets as of December 31, 2004 and September 30, 2005 are located in the United States.

We do not have any special purpose entities or any off-balance sheet financing arrangements.

We generally do not enter into binding purchase commitments. Our principal commitments consist of leases for office space. At September 30, 2005, the future minimum payments under these leases were as follows:

Year ended December 31,	Total
2005	$704
2006	2,734
2007	2,363
2008	2,047
2009	346
Total minimum payments	$8,194

Between April 2000 and September 2004, we had entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranged from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. As of December 31, 2004 there was a total of $4.4 million outstanding and $3.2 million available under all of our equipment lines of credit. In March 2005, we paid in full all outstanding debt related to our equipment lines of credit. The equipment lines of credit expired on March 31, 2005 and were not renewed.

Effective March 31, 2004, we renewed our working capital line of credit with a bank and increased the amount under which we can borrow to $5.0 million. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and September 30, 2005, $0 was outstanding under the working capital line of credit. At September 30, 2005, there was $3.7 million available under the line of credit, and $1.3 million reserved under a letter of credit associated with our leased facilities.

Borrowings under our working capital line of credit were secured by substantially all of our assets other than our intellectual property. We also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited us from pledging our intellectual property to others. Under the terms of this credit line, we are required to comply with certain financial covenants. At September 30, 2005, we were in compliance with all financial covenants. In August of 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants.

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

We were incorporated in September 1997 and operate in an emerging market. Accordingly, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

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

We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001, and we did not begin offering the products of Lincoln until after its August 25, 2005 acquisition by us. Continued use of our Clintrial and Clintrace software products, and broad and timely acceptance of our InForm product and the Lincoln products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

•       our customers’ and prospective customers’ desire for and acceptance of our electronic data capture, management and safety software solutions;

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

We are, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, Dr. Mark L. Kozam, doing business under the name MLK Software and Datasci, LLC have filed a complaint against us and one of our customers alleging that we infringe a patent claimed to be owned by them. We have incurred and may continue to incur substantial professional fees in connection with this claim. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. The claim referenced above and any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements, including our agreement with the customer that is the subject of the claim referenced above, that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

As a result of long sales cycles and our business model, we may be required to spend substantial time and expense before we recognize a significant portion of the revenues, if any, attributable to our customer contracts.

The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, while we begin recognizing revenue upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as license revenue and, when applicable, related services revenue, from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our contract with GlaxoSmithKline, we have incurred significant up-front implementation and other service expenses associated with delivery of services under the contract, whereas the revenue under the contract will be recognized ratably over an approximately 5-year period which began in July 2004. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

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

•       changes in and timing of our operating expenses;

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

We host our InForm electronic data capture software solution at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses, or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our customers’ access to our InForm electronic data capture software solution. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted InForm electronic data capture solutions are subject to service level agreements that guarantee 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

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

Our top five customers accounted for approximately 35% of our revenues during the nine months ended September 30, 2005. Two customers, Eli Lilly and Company and GlaxoSmithKline, accounted for approximately 26% of our total revenues for the nine months ended September 30, 2005. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

We have incurred substantial losses in the past and may not continue to be profitable in the future.

We incurred significant losses in each fiscal year from our inception in September 1997 through 2003, and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $98.9 million at September 30, 2005. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

The global nature of our business exposes us to multiple risks.

For the quarter ended September 30, 2005, approximately 45% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

We and our products and services could be subjected to governmental regulation, requiring us to incur significant compliance costs or to cease offering our products and services.

The clinical trial process is subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our electronic data capture, management and safety products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

Our business could be seriously harmed by our dependence on a limited number of suppliers.

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. to provide the server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenue, cause customers to terminate their contracts and adversely affect our customer renewals.

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

We completed our initial public offering last year. An active public market for our common stock may not continue to develop or be sustained. Market prices for securities of software, technology and health care companies have been particularly volatile. The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

At September 30, 2005, our directors and executive officers and their affiliates beneficially control approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, Australian dollar and Japanese yen. In the nine months ended September 30, 2004 and 2005, 41% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of September 30, 2005, we had $7.4 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2005, our foreign exchange receivable exposure would have fluctuated by approximately $740,000. In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements. We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of September 30, 2005 we hedged approximately $4.6 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $55.2 million at September 30, 2005. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2004 and September 30, 2005 there were no amounts outstanding under our working capital line of credit.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2005, we issued 9,802 shares of common stock to Silicon Valley Bank in connection with the exercise of a warrant to purchase common stock.  The warrant was issued to Silicon Valley Bank in connection with our entry into a loan agreement with the bank in August 2000.  We issued the common stock to Silicon Valley Bank, an existing securityholder, by means of a cashless exercise with no commission or other remuneration paid directly or indirectly for soliciting the warrant exercise. The issuance of this common stock was exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 4.                         Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held May 12, 2005, our stockholders took the following actions:

Our stockholders elected Axel Bichara, Paul A. Bleicher, Richard D’Amore, James I. Cash, Jr., Franklyn A. Caine, Peter Barton Hutt, and Robert K. Weiler, each to serve for a one-year term and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The directors were elected by a plurality of the votes cast at the 2005 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

Axel Bichara	25,691,466	3,396
Paul A. Bleicher	25,687,555	7,307
Richard D’Amore	25,691,466	3,396
James I. Cash, Jr.	25,098,910	595,952
Franklyn A. Caine	25,452,311	242,511
Peter Barton Hutt	25,685,466	9,396
Robert K. Weiler	25,413,237	281,625

No other persons were nominated, nor received votes, for election as a director at the 2005 annual meeting.

Our stockholders approved the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The votes cast at the 2005 annual meeting were as follows: 25,614,113 shares voted for, 80,739 shares voted against and 10 shares abstained from voting.

Item 5.                          Other Information.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As permitted by Rule 10b5-1 and our policy governing transactions in our securities, some of our officers have established trading plans, and we anticipate that some or all of our officers, directors and employees may establish trading plans in the future. We have disclosed and intend to continue to disclose the names of executive officers and directors who have adopted 10b5-1 trading plans in our periodic filings.   However, we undertake no obligation to update or revise the information provided in such filings, including for revision or termination of an established trading plan. We have been advised that at the time of the filing of this Quarterly Report, 10b5-1 plans were in effect for our President and Chief Executive Officer, Robert K. Weiler, our Chairman and Chief Strategy Officer, Paul A. Bleicher, and our Vice President, Development, Steven Rosenberg.

Item 6.                          Exhibits.

(a)      List of exhibits

Exhibit No.	Description
2.1(1)#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005.
10.1(2)	Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment requested for portions of this document.
(1)	Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2005.
(2)	Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED

	By:	/s/ ROBERT K. WEILER
Robert K. Weiler
Chief Executive Officer
(Principal executive officer)

	By:	/s/ RODGER WEISMANN
Rodger Weismann
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2005

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005.

10.1(2)	Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified.

31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.

32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment requested for portions of this document.
(1)	Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2005.
(2)	Incorporated by reference herein to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.