Form 10-K
period 2005-12-31
PHASE FORWARD INC
filed 2006-03-13
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50839

Phase Forward Incorporated

(Exact name of registrant as specified in its charter)

Delaware	04-3386549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Winter Street
Waltham, Massachusetts 02451

(Address of principal executive offices)

(888) 703-1122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2005	23,750,861	$161,505,855

Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 3, 2006	Common Stock, $0.01 par value per share	33,788,428

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of the Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PHASE FORWARD INCORPORATED
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.                        Business

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward- looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Annual Report under “Item 1A. Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations, or CROs, and other entities engaged in clinical trial and safety monitoring activities. By automating essential elements of the clinical trial and safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Our electronic data capture and clinical data management products are designed to offer our customers enterprise-level automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Our drug safety products are designed to enable customers to detect, analyze and manage product safety throughout the drug development life cycle. Our products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. Our product line is comprised of six software solutions including: InForm™, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials; Clintrial™, our clinical data management solution; and Clintrace™, our solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process; as well as three products we added through our acquisition in August 2005 of Lincoln Technologies, Inc. (“Lincoln”), a provider of drug safety products and services for clinical trial safety signal detection, and applied data standards. As a result of this acquisition, we began offering additional drug safety products including: WebVDME™, our signal detection solution for post-marketing data; CTSD™, our signal detection solution for data from clinical trials; and WebSDM™, our system for validating and reviewing clinical trial data represented in formats meeting new industry standards.

We principally offer our InForm, Clintrial and Clintrace software products under multi-year enterprise licenses and our WebVDME, CTSD and WedSDM products under annual licenses. Additionally, we offer our InForm, WebVDME, CTSD and WebSDM products as a hosted application solution delivered through a standard web-browser.

Our Strategy

Our objective is for our technology solutions to become the standard for electronic data capture, data management and drug safety reporting and signal detection for use in our customers’ global clinical trial and safety monitoring activities. Key strategic directives include:

•       Expand the customer base for our software products, services and hosted solutions. We believe that adoption is accelerating for electronic data capture, integrated clinical data management and drug safety solutions in the clinical trial and safety monitoring marketplace. Our current base of over 230 customers includes pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies and CROs of all sizes. We intend to secure additional customers by leveraging our industry position and domain expertise in technology development, sales and customer support.

•       Increase penetration within our existing customer base. We believe that there is a significant opportunity to migrate existing customers that are utilizing one or more components of our product offerings to a comprehensive solution that integrates our InForm, Clintrial and Clintrace products, as well as our newly acquired drug safety products, WebVDME, CTSD and WebSDM, on an enterprise-wide basis. We believe that a large percentage of our current customers would benefit from the integration of our software solutions and we intend to continue to pursue these cross-selling opportunities. Furthermore, the decentralized nature of many of our customers offers us the opportunity to increase adoption of our currently deployed software products, services and hosted solutions within their enterprises by targeting additional functional areas and business units.

•       Continue to capitalize on our technology position and expand our product offerings. Our domain expertise and advanced technologies have enabled us to become well-positioned as a single-source vendor of electronic data capture, data management and drug safety software solutions to pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies and other entities engaged in clinical trial and safety monitoring activities. We intend to strengthen our position by leveraging our technology development resources to introduce additional integrated software solutions to our product suite. We intend to continue to develop new software products, services and hosted solutions through internal development, possible acquisitions and relationships with third-party technology providers with the intent of strengthening our market position.

•       Continue to provide a superior level of global customer service and support. In light of the critical importance of the clinical trial and safety monitoring activities of our global customers, the delivery of a high level of multinational customer service and support with deep regulatory expertise is essential, and we believe a significant differentiating characteristic of our business strategy. We intend to leverage the knowledge and extensive expertise of our employees in the areas of clinical trial management and drug development, drug safety and regulatory approval to provide customers with exceptional support capabilities and consulting services that accelerate the adoption of our technologies.

Our Business Model

Our InForm, Clintrial and Clintrace software solutions are principally provided to our customers for enterprise adoption through multi-year term licenses with periodic fees. This pricing model, in conjunction with the contractual nature of our services and support solutions, requires us to recognize revenue ratably over the life of a contract, typically three to five years. This allows us to maintain a backlog that provides multi-year visibility in revenues. We believe this visibility significantly differentiates us from our competitors, as our current and potential customers frequently look to long-term financial stability as a key criterion in evaluating a vendor to utilize in the clinical development process. Our WebVDME, CTSD and

WedSDM software solutions are principally provided to our customers through annual licenses. We also offer fully-hosted solutions of our InForm, WebVDME, CTSD and WebSDM products for new and existing customers who prefer a hosted solution and, in the case of our InForm product, for new customers to evaluate the product prior to transition to enterprise-level term licenses. We may offer hosted solutions in the future for additional products.

Our Software Products, Services and Hosted Solutions

Our software solutions offer integration capabilities with certain complementary commercial applications used by our customers. Our primary product and service offerings consist of the following:

InForm.   InForm is our Internet-based electronic data capture software solution that helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through the InForm platform, our customers can deploy customized electronic case report forms, or eCRFs, for on-site clinical data input, which incorporate automated edit checking and deliver real-time enterprise data visibility previously unavailable through paper-based clinical trial data collection approaches. Additional features of InForm include eCRF modules for designing interactive eCRFs and for submitting clinical trial data to regulatory agencies electronically. Our InForm product also includes a reporting module that gives users near real-time visibility to the operating efficiencies of the trial and into the clinical data as it is collected. The InForm software product also enables clinical trial sponsors to publish relevant clinical trial-related materials for use by clinical investigators utilizing the software through a standard web-browser. InForm’s Internet-based platform and automated site assessment capabilities facilitate rapid, cost efficient multi-site deployment. InForm is highly scalable and has been utilized by our customers to run clinical trials involving tens of thousands of patients across multiple continents. In addition to its availability through term licenses, customers may elect to use InForm through our fully-hosted deployment program, which includes application hosting as well as clinical trial site assessment, provisioning, training and support. An offline version of our InForm product is also offered where network connections are not reliable or available.

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

Clintrace.   Clintrace is our drug safety software solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Through Clintrace, our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. Our Clintrace product provides customers with near real-time visibility of drug safety data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients or not warrant further investment in research and development. The Clintrace platform is highly scalable and able to manage hundreds of thousands of adverse event reports annually.

WebVDME.   WebVDME is our drug safety software solution that allows customers to detect safety signals in databases of adverse event reports. It can operate on in-house adverse event databases (such as adverse event reports collected through our Clintrace solution), or large databases of reports gathered by public health agencies such as the U.S. Food and Drug Administration, or FDA, and the World Health Organization. We also offer an extended version of WebVDME, called Signal Management, which is a workflow solution that helps large organizations assemble and track information on drug-event combinations of interest and to prioritize work among multiple safety reviewers.

CTSD.   CTSD is our drug safety software solution to support customers in the early detection of drug safety problems during clinical development. CTSD manages a repository of clinical trial data and allows users to specify, execute, and interpret data mining runs to detect differences in the safety profile of the drug under development and placebo or other comparator treatments. This repository supports the loading of clinical trial data in formats meeting new standards for clinical data interchange established by the Clinical Data Interchange Standards Consortium, or CDISC, whose missions is to develop and support global, platform-independent data standards that enable information system interoperability to improve medical research and related areas of healthcare. Our CTSD product includes built-in safety screens for differences in reported adverse events, critical laboratory values, vital signs, ECG measurements, and other data collected during a clinical trial. CTSD also supports workflow for managing and documenting the resolution of any safety signals that are identified.

WebSDM.   WebSDM is our drug safety software solution, developed through a Cooperative Research and Development Agreement, or CRADA, with the FDA, which helps customers validate and review clinical trial data represented according to new industry data standards established by CDISC. The WebSDM product loads and validates datasets, and permits customers to browse both the clinical data and any discrepancies identified during the validation process so that data problems may be addressed prior to submission of New Drug Applications to the FDA.

Product Integration.   Although each of our InForm, Clintrial and Clintrace software solutions are available as stand-alone enterprise applications, we offer integrated enterprise solutions incorporating certain of our electronic data capture, clinical data management and drug safety products. The operation of Clintrial and InForm can be integrated by our Clintrial Integration Solution which allows customers to eliminate the need for paper-based data input or otherwise support hybrid clinical trials that involve both paper-based and our electronic data capture technologies. Integrated use of Clintrial and InForm enables sharing of data across the enterprise, expedites trial set up and accelerates data consolidation, reporting, analysis and submission activities. Integration between Clintrial and Clintrace is also available to facilitate electronic transfer to Clintrace of drug safety data identified during clinical trials. This integration is designed to reduce drug safety reporting errors, facilitate the reconciliation of Clintrace data with data reported to the customers’ safety operations and accelerate availability of safety data to the clinical trial sponsor. Our WebVDME and CTSD products operate on clinical trial and adverse event data of the kind captured by InForm and Clintrace, and we intend to develop new interfaces between InForm and CTSD and between Clintrace and WebVDME to provide increased integration to our customers.

Services.   Our services include delivery of the hosted solutions, primarily InForm and to a lesser extent our WebVDME, CTSD and WebSDM products, as well as consulting services, customer support and training for all of our products. Consulting services include business process mapping and workflow design, project planning and management services, guidance on best practices in using our software products, as well as implementation services consisting of application architecture design, systems integration, installation and validation. As part of our WebVDME solution, we provide services to prepare our customers’ in-house data for data mining, and offer quarterly subscriptions to data-mining-ready public health data. Our software product deployments are supported by comprehensive technology transfer services ranging from project planning and management to training, installation and validation. We have a multinational professional services organization to support our software products and hosted solutions worldwide, including our Japanese versions of our InForm and Clintrial products. Our multi-lingual technical support staff is available 24 hours per day, seven days per week. In addition to our U.S. headquarters, we have offices in the United Kingdom, France, Belgium, Japan and Australia.

We believe that all of our software products, services and hosted solutions may be used in a manner that will allow our customers to comply with current applicable global regulatory requirements, including applicable rules established by the FDA and other governmental regulatory authorities regarding the use of software in the clinical development process. We have a dedicated team that monitors regulatory developments applicable to our customers and their clinical trial and safety monitoring activities.

Our Customers

As of December 31, 2005, we had over 230 customers, including all of the top 10 pharmaceutical companies and 18 of the top 20 pharmaceutical companies. In determining the number of customers, we have treated all affiliated entities as one customer, even if we have customer relationships with more than one entity or group within a larger organization. Our representative customers include leading pharmaceutical, biotechnology, medical device companies, regulatory agencies, academic institutions, CROs and other entities engaged in clinical trial and safety monitoring activities. Some of our representative customers include:

Pharmaceutical	Biotechnology	Contract Research Organizations
Acuity Pharmaceuticals	Alexion Pharmaceuticals Inc.	CMIC.
Alliance Pharma Ltd	Asklep, Inc.	PAREXEL International Corporation
Astellas Pharma Inc.	Corixa Corporation	PharmaLink FHI, Inc.
AstraZeneca Pharmaceuticals LP	Chiron Corporation	Quintiles Transnational
Bayer Pharmaceuticals	Eyetech Pharmaceuticals, Inc.	Veristat Inc
CT Arzneimittel	Genzyme Corporation
Eli Lilly and Company	Millennium Pharmaceuticals
GlaxoSmithKline	Novagen, Inc.
Institut de Recherches Internationales Servier	Serono S.A.
Mayne Pharma, Inc.	Vanda Pharmaceuticals
Merck & Co. Inc.
Novartis AG
Otsuka Pharmaceutical Co.
Pfizer Canada
The Procter & Gamble Company
sanofi-aventis
Schering-Plough Research Institute

Government and Regulatory	Medical Devices	Academic
National Institutes of Health (NIH)	ABIOMED, Inc.	Dana Farber Cancer Institute
U.S. Department of Defense (DoD)	Aptus Endosystems, Inc.	Duke Clinical Research Institute
U.S. Food and Drug Administration (FDA)	Boston Scientific	Guandong University
U.K. Medicines and Healthcare products Regulatory Agency (MHRA)	Conceptus, Inc.	Harvard Clinical Research Institute
	Depuy, a Johnson & Johnson company	Mayo Clinic College of Medicine
	Guidant Corporation	National Health & Medical Research Council
Medtronic Inc.
Philips Oral Healthcare
Stryker Biotech

GlaxoSmithKline and Eli Lilly and Company accounted for approximately 16% and 9% of our revenues in 2005, respectively.

Sales and Marketing

We sell our products through a direct sales force and through relationships with CROs and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of December 31, 2005, we had 59 employees in sales and marketing.

Direct Sales.   Our direct sales force, which is the source of the majority of our revenues, is operated out of eight global field offices. In addition, follow-on sales are accomplished by the efforts of sales professionals, sales engineers, project managers and other consulting services professionals.

Channel Arrangements.   In Japan, we have established channel relationships to market and sell our Clintrial and Clintrace products, as well as the hosted solution for the Japanese version of our InForm product. We also have channel relationships with a number of major CROs that enable them to market and sell the hosted solution for our InForm product.

Marketing.   Our marketing strategy is to generate qualified sales leads, build our brand and establish our technology solutions as the standard for electronic data capture, management and drug safety solutions in the clinical trial and safety monitoring marketplace. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customers, and include:

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

Research and Development

We believe that our future success will depend on our ability to continue to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities. As of December 31, 2005, we had 102 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality and the integration of third-party software. From time to time, we supplement our internal research and development resources with outside developers. Our research and development expenses were $10.6 million in 2003, $12.4 million in 2004, and $14.3 million in 2005.

Technology

The technology incorporated into our products is designed to provide customers with ease of use, efficiency, flexibility, data visibility and system scalability to handle high volume, global trials.

Our InForm electronic data capture software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface; a proprietary application server; and a database. Our InForm Architect™ tool allows users to design electronic case report forms without extensive coding knowledge. End-users of our InForm software product can utilize a widely-available web-browser without the need to download or install any software on their computer. The InForm product line was developed utilizing Microsoft technologies for the user interface and application server and was designed to operate with an Oracle database. The InForm product also uses the Cognos ReportNet™ product from Cognos Incorporated for enabling InForm’s reporting capabilities.

Our Clintrial software is installed on the system of the entity conducting the clinical trial, where data is entered either from a paper case report form that has been sent to such entity by the clinical investigator or by using our InForm electronic data capture solution. Clintrial is a client/server based system that runs on most versions of Microsoft client operating systems and the Oracle database utilized with the product can run on a wide variety of server operating systems, including Microsoft, Solaris, HP-UX and Linux.

Our Clintrace drug safety software is used for critical drug safety reporting and surveillance operations throughout the marketing of a drug product, as well as recording serious adverse events arising during clinical trials. Clintrace utilizes rules and procedures that can be redefined to provide for coding of safety data automatically or manually. The Clintrial software product has the ability to synchronize adverse event data with Clintrace. The Clintrace product is also able to integrate with other industry-leading clinical data management systems. Like our Clintrial product, Clintrace is installed locally at the site of the entity conducting the clinical trial. In September 2004, we released a new web-based version of the Clintrace software which was developed using Microsoft’s development platform. All versions of the Clintrace solution use an Oracle database that can be used on a wide variety of operating systems including versions from Microsoft, Solaris, HP-UX and Linux.

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

Our WebVDME,  CTSD and WebSDM drug safety products were acquired through our acquisition of Lincoln in August 2005. These products are web applications built using a common technical framework that includes Java Server Pages, Java classes and the Oracle database, as well as an ability to run in the background large computational programs such as our MGPS signal detection engine. This technical framework facilitates widespread deployment because it allows our customers to access signal detection capabilities within or through corporate firewalls from any desktop or laptop computer running the Microsoft Windows operating system, without the need for installing applications on client computers.

Our products have been designed to allow our customers to deploy them as part of a validated system compliant with Good Clinical Practices, laws and regulations applicable to the conduct of clinical trials and 21 CFR Part 11 pertaining to the use of electronic records, password security and signatures. Additionally, the Clintrace drug safety software incorporates support for EMEA Eudra Vigilance V6.0.

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

Competition

The market for electronic data collection, data management and drug safety systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and drug safety software, including:

•       vendors of electronic data capture, clinical data management and drug safety product suites, particularly Oracle Clinical, a business unit of Oracle Corporation;

•       vendors of stand-alone electronic data capture, data management and drug safety software products, such as:  ArisGlobal® LLC; DataLabs, Inc.; Datatrak International, Inc.; etrials Worldwide, Inc.; Medidata Solutions Worldwide, Inc.; and Relsys International, Inc.;

•       systems developed internally by existing or prospective customers;

•       CROs with internally developed electronic data capture, clinical data management systems or drug safety systems; and

•       systems integrators, as well as smaller independent consulting firms specializing in clinical trial or drug safety implementations.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•       product functionality and breadth of integration among the electronic data capture, management and drug safety solutions;

•       speed and ease of implementation and integration;

•       reputation and financial stability of the vendor;

•       depth of expertise and quality of consulting and training services;

•       performance, security, scalability, flexibility and reliability of the solutions;

•       low total cost of ownership and demonstrable benefits for customers; and

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

Government Regulation

The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the FDA and by foreign governments. Similarly, safety monitoring activities are also subject to various regulations and regulatory guidance. Use of our software products, services and hosted solutions by entities engaged in these activities must be done in a manner that is compliant with these regulations and regulatory guidance. Failure to do so could, for example, have an adverse impact on a clinical trial sponsor’s ability to obtain regulatory approval of new drugs, biological products or medical devices. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities may be unwilling to use our software products, services and hosted solutions. Accordingly, we design our product and service offerings to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance. We also expend considerable time and effort monitoring regulatory developments that could impact the use of our products and services by our customers and use this information in designing or modifying our product and service offerings.

The following is an overview of some of the regulations that our customers and potential customers are required to comply with in the conduct of clinical trials, as well as in some of the other activities in which our customers may engage.

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

The U.S. government and the governments of some states and foreign countries have also attempted to regulate activities on the Internet. Any new legislation or regulation regarding the Internet could decrease our potential revenues or otherwise harm our business, financial condition and operating results. For instance, proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our customers’ ability to use the information in our databases to generate revenues or subject us to additional administrative or compliance burdens or potential liabilities.

Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of “protected health information” which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users’ HIPAA compliance requirements our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement that we will comply with a number of the same HIPAA requirements. We may be burdened with compliance with such agreements, and breach of such an agreement may result in contractual liability to our customer or other adverse consequences. Regulation of medical information generally is increasing at the state and federal levels in the United States and elsewhere, and such regulations may negatively affect our business.

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are our company name “Phase Forward,” the company name of our subsidiary, “Lincoln Technologies,” and our product names, “InForm,” “Clintrial,” “Clintrace,” “WebVDME,” “CTSD,” and “WebSDM.” We may or may not choose to register some or all of our trademarks. If we apply for trademark registration, we cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. In addition, we have been granted a patent by the U.S. Patent and Trademark Office. We cannot predict whether this patent will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

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

In addition, we license, and expect to continue to license, third-party technologies and other intellectual property rights that are incorporated into some elements of our services and solutions.

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

In addition, if any of our software solutions is covered by third-party patents or other intellectual property rights, we could be subject to infringement actions. For example, we recently settled a lawsuit filed against us and one of our customers by Datasci, LLC and Dr. Mark L. Kozam, which is described in this Annual Report under “Item 3. Legal Proceedings.”  We cannot assure you that our software solutions do not infringe patents held by others or that they will not in the future. Any infringement claims made against us could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement of or adverse judgment resulting from such claims could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts.

Business Segments and Geographic Information

The company views its operations and manages its business as one operating segment. For information regarding net revenues by geographic regions for each of the last three years, see Note 13 of the notes to our 2005 consolidated financial statements contained in this Annual Report.

For information regarding risks and dependencies associated with foreign operations, see risk factors listed in “Item 1A. Risk Factors” contained in this Annual Report.

Employees

As of December 31, 2005, we had a total of 409 employees, with 277 employees at our headquarters in Waltham, Massachusetts, 24 at other locations in the United States, and 108 employees in the United Kingdom, France, Australia, Belgium and Japan. We had 194 employees in services, 102 employees in research and development, 59 employees in sales and marketing and 54 employees in administration and executive management. We also retain outside contractors from time to time to supplement our services and research and development staff on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1997. We maintain a number of subsidiaries in the United States and abroad, including Lincoln Technologies, Inc. in the United States, Phase Forward Europe Limited in the United Kingdom, Phase Forward SAS in France, Phase Forward Pty. Limited in Australia and Phase Forward Japan KK in Japan. We also maintain Phase Forward Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our Internet website address is http://www.phaseforward.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.                Risk Factors

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

Our business depends on the clinical trial, post approval and safety monitoring activities conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities engaged in these activities. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

•       the introduction or adoption of new technologies or products;

•       the discovery of safety issues with approved products or products in clinical development;

•       the assertion of product liability claims;

•       changes in third-party reimbursement practices;

•       changes in government regulation or governmental price controls;

•       changes in medical practices;

•       changes in the purchasing patterns of entities conducting clinical research and monitoring safety; and

•       changes in general business conditions.

Any decrease in research and development expenditures or in the size, scope or frequency of clinical trial, post approval and safety monitoring activities conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

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

Demand for our software products, services and hosted solutions is largely a function of regulation and regulatory guidance associated with the approval and safety tracking of drugs, biological products and medical devices imposed upon the clinical trial process and post-approval activities by the U.S. federal government and related regulatory authorities such as the FDA and by foreign governments. In recent years, efforts have been made to streamline the FDA approval process and coordinate U.S. standards with those of other developed countries. Any change in the scope of applicable regulations and regulatory guidance could alter the type or amount of clinical trial or safety monitoring spending or negatively impact interest in our software products, services and hosted solutions. Any regulatory reform that limits or reduces the research and development or safety spending of our customers or potential customers upon which our business depends could have a material adverse effect on our revenues or gross margins.

In addition, any failure to conform our software products, services and hosted solutions to domestic or international changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business. Changing our software products, services and hosted solutions to allow our customers to comply with future changes in regulation or regulatory guidance, either domestically or internationally, could cause us to incur substantial costs. We cannot assure you that our product and service offerings will allow our customers and potential customers to stay in compliance with regulations and regulatory guidance as they develop. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities may be unwilling to use our software products, services and hosted solutions.

If entities engaged in clinical trials do not shift from traditional paper-based methods of collecting clinical trial data to electronic system, we may not achieve the market penetration necessary to maintain profitability.

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

Risks Related to Our Company

Our software products and hosted solutions are at varying stages of market acceptance and the failure of any of our products to achieve or maintain wide acceptance would harm our operating results.

We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001. We only began offering our WebVDME, CTSD and WedSDM products after our August 2005 acquisition of Lincoln. Continued use of our InForm, Clintrial and Clintrace software products, and broad and timely acceptance of our WebVDME, CTSD and WedSDM products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

•       our customers’ and prospective customers’ desire for and acceptance of our electronic data capture, management and safety software solutions;

•       our software products and hosted solutions’ ability to support large numbers of users and manage vast amounts of data;

•       our customers’ ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trial and safety monitoring activities;

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

Our revenues and operating results are difficult to predict and may fluctuate from quarter to quarter, particularly because of the evolving market in which we operate and our term license model. Our results of operations in any given quarter will be based on a number of factors, including:

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

•       changes in the regulatory environment related to the clinical trial and safety monitoring market;

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

Our top five customers accounted for approximately 37% of our revenues during the year ended December 31, 2005. Two customers, Eli Lilly and Company and GlaxoSmithKline, together accounted for approximately 25% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

We have incurred substantial losses in the past and may not continue to be profitable in the future.

We incurred significant losses in each year from our inception in September 1997 through 2003 and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $101.0 million at December 31, 2005. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

As a result of long sales cycles and our business model, we may be required to spend substantial time and expense before we recognize a significant portion of the revenues, if any, attributable to our customer contracts.

The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, while we generally begin recognizing revenue upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as license revenue and, when applicable, related services revenue, from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our contract with GlaxoSmithKline, we incurred significant up-front implementation and other service expenses associated with delivery of services for the initial orders under the contract, whereas the revenues for these initial orders are being recognized ratably over an approximately 5-year period from July 2004. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

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

From time to time, we evaluate potential investments in, and acquisitions of, complimentary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired Clinsoft Corporation in 2001 and Lincoln in 2005. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, we recently settled a lawsuit filed in 2004 by Dr. Mark L. Kozam, doing business under the name MLK Software and Datasci, LLC against us and one of our customers which alleged that we infringed a patent claimed to be owned by them. We incurred substantial professional fees in connection with this claim and agreed to make a one-time payment of $8.5 million to Datasci in order to settle this litigation and to obtain a non-exclusive, fully paid-up license to the patent on a going forward basis. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. Any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we market our software products, services and hosted solutions may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Interruptions or delays in service from our third-party providers could impair the delivery of our hosted solutions and harm our business.

We host some of our software solutions, primarily our InForm hosted solution, at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses, or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our customers’ access to our hosted solutions. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted InForm electronic data capture solutions are subject to service level agreements that guarantee 95% to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

Failure to manage our rapid growth effectively could harm our business.

We have been experiencing a period of rapid growth that is placing a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to December 31, 2005, the number of our employees increased from 35 to approximately 409. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

Failure of our technology and products could harm our business and operating results.

The technology underlying our software products and hosted solutions processes vast amounts of clinical and safety data. Customers relying on our products to collect, to manage and report clinical and safety information may have a greater sensitivity to product errors and security vulnerabilities than customers of software products in general. In the past, failures of our technology and human error have negatively impacted the data capture, management or reporting capabilities of our products, and new errors may be detected in the future. Any delay or failure of our technology may result in the disruption of our customers’ clinical trial or safety monitoring processes and could harm our business and operating results. Product or service errors could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products and services in the future. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, security breaches, whether intentional or accidental, could expose us to a risk of loss of data, litigation and possible liability.

The global nature of our business exposes us to multiple risks.

For 2005, approximately 47% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

We may lose or delay revenues related to our hosted solutions and consulting services if our customers terminate or delay their contracts with us.

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

Any failure or errors in a customer’s clinical trial, post approval or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. to provide server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenue, cause customers to terminate their contracts and adversely affect our customer renewals.

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

Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trial and safety monitoring activities. This information is or could be considered to be personal medical information of the clinical trial participants or patients. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants and patients from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

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

Market prices for securities of software, technology and health care companies have been volatile. The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•       litigation involving our company or our general industry or both;

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

Our directors and management may be able to exercise significant control over our company.

At December 31, 2005, our directors and executive officers and their affiliates beneficially controlled approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters are located at 880 Winter Street, Waltham, Massachusetts, where we lease approximately 98,968 square feet. This lease expires on February 28, 2009. We also lease 14,960 square feet of office space in Maidenhead, England for our European headquarters under a lease that expires in May 2012, which includes a cancellation clause for May 2007, and we lease smaller offices in:  Paris, France; Sydney, Australia; Waterloo, Belgium; and Tokyo, Japan. We also lease individual offices in various locations to accommodate field sales personnel. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

On April 26, 2004, Datasci, LLC (“Datasci”) filed suit (Civil Action No. 04-1328(MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of our customers. Datasci asserted that our InForm, Clintrial and Clintrial Integration Solution products and our services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought separate injunctions and unspecified damages from each of us and Quintiles. We filed an Answer and Counterclaim, on May 4, 2004, to Datasci’s complaint denying that we infringe the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. Our Counterclaim sought a declaratory judgment that we do not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in our Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against us and Quintiles. In its filing, Datasci disclosed that it did not exist when it filed its complaint against us and Quintiles. Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-CV-1787 (MJG)) against us and Quintiles in the same court where Datasci filed its initial complaint. Dr. Kozam’s complaint contained the same allegations and sought the same remedies that were contained in the Datasci complaint. On June 22, 2004, we filed an Answer and Counterclaim to Dr. Kozam’s complaint denying that we infringe the patent which Dr. Kozam claims to own. Our Answer also challenged the validity of the patent and asserted numerous affirmative defenses. Our Counterclaim sought a declaratory judgment that we do not infringe the patent claimed to be owned by Dr. Kozam. Dr. Kozam responded by denying all the allegations in our Counterclaim.

On February 15, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC to settle this matter. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the quarter ended December 31, 2005.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

On July 20, 2004, we completed an initial public offering, or IPO, of 5,250,000 shares of common stock at $7.50 per share. Our common stock is traded on the NASDAQ National Market under the symbol PFWD. The following table sets forth the high and low sales prices as quoted on the NASDAQ National Market since our initial public offering. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Price
	2005		2004
	High	Low	High		Low
First quarter	$8.40	$5.90	$	*	$	*
Second quarter	$8.00	$5.03	$	*	$	*
Third quarter	$10.93	$6.77		$10.44		$6.30
Fourth quarter	$11.45	$8.10		$9.00		$6.55

*       Our common stock began trading in the third quarter of 2004.

Holders

As of March 3, 2006 there were approximately 260 stockholders of record of our common stock based on the records of our transfer agent.

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

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The aggregate net proceeds from the sale of 5,580,000 shares of our common stock, $0.01 par value, in our initial public offering was approximately $36.6 million, including approximately $34.3 million as a result of the initial sale of 5,250,000 shares in the initial public offering and approximately $2.3 million as a result of the exercise of an over-allotment option granted to the underwriters in the offering. To date, we have applied approximately $17.4 of the net proceeds from our initial public offering to repayment of borrowings under a line of credit with a bank in July 2004 ($2.5 million), repayment of borrowings under equipment lines of credit with a bank in March 2005 ($3.7 million), and the acquisition of Lincoln in August 2005 (approximately $11.2 million). The representatives for the several underwriters in our initial public offering were Thomas Weisel Partners LLC, Piper Jaffray & Co., and Raymond James & Associates, Inc. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-113594). Pending application of the remaining net proceeds from the initial public offering, we invest the funds in cash, cash equivalents and short-term investments in accordance with our investment policy in one or more of the following fixed income instruments: money market mutual funds; U.S. Government agencies and direct and guaranteed obligations of the United States; as well as corporate bonds. None of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.                        Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

The selected historical financial data set forth below as of December 31, 2004, and 2005 and for the years ended December 31, 2003, 2004 and 2005 are derived from our financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report. The selected historical financial data set forth below as of December 31, 2002 and 2003 and for the year ended December 31, 2002 are derived from our financial statements, which have been audited by Ernst & Young LLP, and which are not included elsewhere in this Annual Report. The selected historical financial data as of and for the year ended December 31, 2001 are derived from our financial statements, which have been audited by Arthur Andersen LLP, our former independent public accountants, and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2001(1)	2002	2003	2004	2005(2)
Consolidated Statement of Operations:
Revenues:
License	$9,134	$15,746	$21,377	$28,180	$35,001
Service	26,690	44,826	40,648	45,550	52,080
Total revenues	35,824	60,572	62,025	73,730	87,081
Cost of revenues:
License	912	2,157	2,300	1,875	2,513
Service(3)	26,851	30,870	28,466	27,782	31,224
Total cost of revenues	27,763	33,027	30,766	29,657	33,737
Gross margin:
License	8,222	13,589	19,077	26,305	32,488
Service	(161)	13,956	12,182	17,768	20,856
Total gross margin	8,061	27,545	31,259	44,073	53,344
Operating expenses:
Sales and marketing(3)	11,235	13,581	12,709	14,403	16,033
Research and development(3)	8,338	10,654	10,569	12,423	14,330
General and administrative(3)	7,461	10,447	10,138	13,246	14,836
Litigation settlement	—	—	—	—	8,500
Restructuring	—	—	4,503	(168)	(92)
Total operating expenses	27,034	34,682	37,919	39,904	53,607
Income (loss) from operations	(18,973)	(7,137)	(6,660)	4,169	(263)
Other income (expense):
Interest income	568	307	111	518	1,735
Interest expense	(558)	(418)	(364)	(394)	(143)
Other income (expense)	(185)	729	721	(32)	(157)
Total other income (expense)	(175)	618	468	92	1,435
Income (loss) before provision for income taxes	(19,148)	(6,519)	(6,192)	4,261	1,172
Provision for (benefit from) income taxes	—	435	434	2,392	(2,169)
Net income (loss)	(19,148)	(6,954)	(6,626)	1,869	3,341
Accretion of preferred stock and dividend declared	5,573	8,068	7,672	8,953	—
Net income (loss) applicable to common stockholders	$(24,721)	$(15,022)	$(14,298)	$(7,084)	$3,341
Net income (loss) per share applicable to common stockholders:
Basic(4)	$(10.36)	$(5.05)	$(4.23)	$(0.43)	$0.10
Diluted(4)	$(10.36)	$(5.05)	$(4.23)	$(0.43)	$0.10
Weighted average number of common shares used in computing per share amounts:
Basic(4)	2,386	2,975	3,383	16,447	33,026
Diluted(4)	2,386	2,975	3,383	16,447	35,092

	Year Ended December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$29,035	$19,082	$20,657	$58,220	$60,586
Working capital, net of deferred revenue(5)	26,874	24,182	28,107	67,734	71,282
Total assets	83,771	73,576	80,844	115,250	139,944
Total deferred revenue	31,209	28,608	37,788	36,352	46,494
Redeemable convertible preferred stock and warrant	106,410	116,448	124,120	—	—
Debt, net of current portion	1,821	2,238	1,970	1,849	—
Accumulated deficit	(74,234)	(87,855)	(98,911)	(104,386)	(101,045)
Total stockholders’ (deficit) equity	(73,978)	(88,347)	(102,446)	59,247	66,717

(1)    On August 14, 2001, we acquired all of the outstanding capital stock of Clinsoft Corporation, which was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the results of Clinsoft have been included in the accompanying consolidated financial statements since the date of acquisition. The Clinsoft acquisition is further described in Note 3 of the notes to our 2003 consolidated financial statements contained in our Registration Statement No. 333-113594 on Form S-1, as amended, filed with the Securities and Exchange Commission.

(2)    On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc., which was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Lincoln have been included in the accompanying consolidated financial statements since the date of acquisition. The Lincoln acquisition is further described in Note 3 of the notes to our 2005 consolidated financial statements contained in this Annual Report.

(3)    Cost of revenues and operating expenses include stock-based compensation expenses, consisting of:

	Year Ended December 31,
	2001	2002	2003	2004	2005
Cost of service revenues	$—	$—	$264	$105	$60
Sales and marketing	69	103	124	141	30
Research and development	—	—	184	312	166
General and administrative	—	—	155	1,553	351
Total stock-based compensation expenses	$69	$103	$727	$2,111	$607

(4)    For information regarding the computation of per share amounts refer to Note 2 of the notes to our 2005 consolidated financial statements contained in this Annual Report.

(5)    Working capital consists of current assets less current liabilities, net of deferred revenue.

Item            7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations, or CROs, and other entities engaged in clinical trial and safety monitoring activities. By automating essential elements of the clinical trial and safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenue, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Fiscal Year

Our fiscal year ends on December 31. Reference to 2005, for example, refers to the fiscal year ended December 31, 2005.

Initial Public Offering

On July 20, 2004, we completed an initial public offering of 5,250,000 shares of common stock at $7.50 per share. In connection with the offering, all of the outstanding shares of our preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, we sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the offering. The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to us of $36.6 million after deducting underwriters’ discounts and offering-related expenses.

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. The most significant of these transactions are the acquisitions of Clinsoft Corporation and Lincoln Technologies, Inc., which are described below.

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. Lincoln’s products consisted of WebVDME, CTSD and WedSDM.

The aggregate purchase price was approximately $13.2 million. The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million in 2005 and 2006, respectively. The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, we have accrued additional consideration of $2.0 million. Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition. The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in our audited consolidated financial statements since the date of acquisition.

Clinsoft Corporation

On August 14, 2001, we acquired Clinsoft Corporation (“Clinsoft”), a developer, marketer and provider of clinical data management and adverse event reporting and tracking products and services. Clinsoft’s products consisted of Clintrial and Clintrace. The aggregate purchase price was approximately $44.1 million, which consisted of the issuance of 3.9 million shares of our Series D redeemable convertible preferred stock, the assumption of liabilities and direct acquisition costs. The acquisition of the Clinsoft business was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Clinsoft have been included in our consolidated financial statements since the date of acquisition.

Litigation Settlement

On February 15, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations. We do not anticipate changing any of our products as a result of the license to this patent. Additional information concerning this lawsuit is provided in this Annual Report under “Item 3. Legal Proceedings”.

Sources of Revenues

We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace software products. Service revenue is derived principally from our delivery of the hosted solution of our InForm software product, consulting services and customer support, including training. Revenues for the WebVDME, CTSD and WebSDM products for the period from the August 25, 2005 acquisition of Lincoln to December 31, 2005 consisted of consulting services revenue. In the future, we anticipate that we will generate license, hosting and customer support revenues from WebVDME, CTSD and WebSDM as well. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue.

Two customers, GlaxoSmithKline and Eli Lilly and Company, the holder of record of approximately one percent of our common stock, together accounted for approximately 22% and 25% of our total revenues in 2004 and 2005, respectively. Our top 20 customers accounted for approximately 70% and 67% of our total revenues in 2004 and 2005, respectively, net of reimbursable out-of-pocket expenses.

License Revenue

We derive our license revenues from our three major software products: InForm, our Internet based electronic data capture solution; Clintrial, our clinical data management solution; and Clintrace, our drug safety solution. Although each of our InForm, Clintrial and Clintrace software solutions are available as stand-alone enterprise applications, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and drug safety products.

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial and Clintrace software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for InForm, Clintrial and Clintrace with terms generally of three to five years with payment terms generally annually in advance. License agreements for WebVDME, CTSD and WebSDM are typically annual with payment terms generally in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

Following our acquisition of Clinsoft in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenue on the perpetual licenses upon delivery of the software. Perpetual license revenue represented less than one percent of total revenue for the years ended December 31, 2004 and 2005. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements. However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

Service Revenue

Application Hosting Services.   In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WedSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services. Services revenue from application hosting services is derived principally from our InForm hosted solution.

Revenue resulting from the InForm hosting service consists of three stages for each clinical trial:

•       First stage—trial and application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•       Second stage—application hosting and related support services; and

•       Third stage—services required to close out, or lock, the database for the clinical trial.

Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and then amortized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application set up. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer. In addition, application hosting services revenue includes reimbursable out-of-pocket expenses.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized and all deferred set up costs are expensed and certain termination-related fees may be charged. In addition, application hosting services revenue includes hosting services associated with term license customers and reimbursable out-of-pocket expenses.

Revenue resulting from hosting services for our WebVDME, CTSD and WebSDM products consists of installation and server configuration, application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenue is recognized ratably over the period of the service.

Consulting Services.   Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation. Revenues from consulting services included in either a multiple element software license agreement or in an application hosting agreement are recognized ratably over the term of the arrangement. The associated costs are expensed as incurred. Revenues from consulting services that are not included in a multiple element software license arrangement are recognized as services are performed. Fixed priced arrangements are billed based upon contractual milestones, and time-and-materials arrangements are billed monthly.

Customer Support.   We have a multinational services organization to support our software products and hosted solutions worldwide. Customer support includes telephone support, software maintenance and training. We bundle customer support in our software term licenses and allocate 10% of the value of the license to customer support revenue. Our customer support revenue also consists of customer support fees paid by perpetual license customers. Customer support revenue is recognized ratably over the period of the customer support or term license agreement, with payment terms generally annually in advance.

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of service revenues and in the sales and marketing, research and development, and general and administrative expense categories.

Cost of Revenues.   Cost of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition to these costs we have also incurred expense for the amortization of acquired technologies associated with the acquisition of Lincoln. The cost of license revenue varies based upon the mix of revenue from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation.

The cost of service revenue varies based upon the number of employees in the service organization, the type of work performed, and royalties associated with revenue derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for InForm application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. During 2005, utilization of outside contractors varied from approximately 35% to 40% of our services workforce. The cost of services is significantly higher as a percentage of revenue as compared to our cost of license revenue primarily due to the employee-related and outside contractor expenses associated with providing services.

Gross Margin.   Our gross margin on license revenue varies based on the mix of royalty- and non-royalty-bearing license revenue and the amount of amortization of acquired technologies. Our gross margin on service revenue varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenue is recognized ratably over the software license term, typically three to five years, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenue will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenue.

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

Research and Development.   Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We focus our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase in absolute dollars as we introduce additional integrated software solutions to our product suite.

General and Administrative.   General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance with the Sarbanes-Oxley Act of 2002, and legal services, including litigation, information technology and other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will fluctuate quarter by quarter due to the timing of outside contractor and professional fees associated with Sarbanes-Oxley compliance, as well as legal services.

Litigation Settlement.   On February 15, 2006, we entered into the Settlement Agreement and related License Agreement described above in this section under the heading “Litigation Settlement” to settle litigation concerning allegations that we infringed a patent claimed to be owned by a third party. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the litigation. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, we recorded the impact of the settlement in 2005 as a charge to operations. We do not anticipate changing any of our products as a result of the license to this patent.

We incurred expense of approximately $1.4 million in each of 2004 and 2005 relating to our defense in this suit, which is included in general and administrative expenses.

Restructuring.   We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of March 31, 2005, payments for all remaining expenses were completed and as a result we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Compensation Expenses.   Our sales and marketing, research and development, and general and administrative cost of service revenues include stock-based compensation expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In 2004 and 2005, approximately 43% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation, long-lived assets, intangibles assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Annual Report. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our 2005 consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Set Up Costs.   We recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application

of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

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

We generally enter into software term licenses for our InForm, Clintrial and Clintrace products with our customers for 3- to 5-year periods. License agreements for WebVDME, CTSD and WebSDM are typically for one-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenue for all elements, including consulting services, ratably over the term of the software license and support arrangement. We allocate the revenue recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For our term-based licenses, we allocate to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. We have allocated the estimated fair value to our multiple element arrangements to provide meaningful disclosures about each of our revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, is recognized as the services are performed.

Revenue from perpetual software licenses represented less than one percent of total revenues in 2003, 2004 and 2005. We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. We continue to generate customer support and maintenance revenue from our perpetual license customer base. Training revenue is recognized as earned.

In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser. Revenue resulting from InForm application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

Revenue resulting from hosting services for our WebVDME, CTSD and WebSDM products consists of installation and server configuration, application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenue is recognized ratably over the period of the service.

We capitalized $1.7 million, $1.6 million and $2.3 million of deferred set up costs and amortized $1.7 million, $2.0 million and $1.7 million during the years ended December 31, 2003, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Commission Payments and Royalties.   For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. During 2003, 2004 and 2005, we deferred $4.0 million, $3.8 million and $3.6 million, respectively, of commissions and amortized $1.7 million, $3.0 million and $3.7 million, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products. During 2003, 2004 and 2005, we deferred $1.7 million, $2.7 million and $3.3 million, respectively, of royalty expenditures and amortized $2.0 million, $2.4 million and $2.9 million, respectively, to cost of license and service revenue.

Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $425,000, $391,000 and $318,000 as of December 31, 2003, 2004 and 2005, respectively.

Accounting for Income Taxes.   In connection with preparing our financial statements, we are required to estimate income tax expense in each jurisdiction in which we operate. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2004, due to the uncertainty in the ability to utilize net operating loss and tax credit carryforwards, we provided a full valuation allowance against our net deferred tax assets. In the year ended December 31, 2005, we determined that it is more likely than not that we will realize a portion of our deferred tax assets and reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President. Even in light of the Act, our current intention is to reinvest the total amount of our un-remitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided U.S. tax expense on the un-remitted earnings of our foreign subsidiaries.

Accounting for Stock-Based Awards.   We record deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for our stock prior to the July 2004 initial public offering of our common stock, or IPO, our Board of Directors had determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, issuance of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of our common stock in connection with the initial public offering.

In 2003 and 2004, we recorded deferred stock-based compensation of $3.1 million and $1.5 million, respectively. During 2003, 2004 and 2005, we recorded stock-based compensation expense of $727,000, $2.1 million and $607,000, respectively.

As of December 31, 2005, there was an aggregate of $611,000 of deferred stock-based compensation remaining to be amortized approximately as follows: $372,000 in the year ended December 31, 2006; $165,000 in the year ended December 31, 2007; $43,000 in the year ended December 31, 2008; $20,000 in the year ended December 31, 2009; and $11,000 through December 31, 2011. We have adopted a fair value approach to valuing stock-based awards effective January 1, 2006, which will have a significant impact on our operating results in future periods. See Note 2 of the notes to our 2005 consolidated financial statements included in this Annual Report.

In the past, we have awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

Other Significant Estimates

Goodwill and Intangible Assets Impairment.   We review the carrying value of goodwill and intangible assets periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of our operating results in future periods. Actual results may differ materially from these estimates. The timing and size of impairment charges, if any, involves the application of management’s judgment regarding the estimates and could significantly affect our operating results.

Restructuring.   We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of March 31, 2005, payments for all remaining expenses were completed and as a result we recorded a benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Overview of Results of Operations for the Years Ended December 31, 2004 and 2005

In 2005, we signed contracted orders of $90.4 million compared to $113.8 million in 2004. In 2004, we had one contracted order that was in excess of $25 million, whereas there was no similarly sized order in 2005. Our backlog grew in 2005 to $185.3 million at December 31, 2005, an increase of 2% from $181.6 million of backlog at December 31, 2004. The license portion of our backlog decreased from $102.0 million at December 31, 2004 to $89.0 million at December 31, 2005, representing a 13% decrease. The service portion of our backlog increased by 16.8% during this same period from $79.6 million to $96.4 million.   In the future, we anticipate that the percentage of the license and service components of our backlog will fluctuate as a percentage of total backlog, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers. Approximately $77 million of the December 31, 2005 total backlog is expected to be recognized as revenue in 2006. Approximately 14% of the value of our backlog as of December 31, 2005 represented contract commitments that may be cancelled by our customers at any time with limited notice. Based on historical cancellations since the inception of our company in 1997, less than 2% of the value of our total backlog is estimated to be at risk for cancellation prior to completion.

Total revenues increased by 18% in 2005 compared to 2004 due to increases in both license and service revenues of 24% and 14%, respectively.

Our gross margin increased by 21% or $9.3 million in the year ended December 31, 2005 compared to the same period in 2004, primarily due to the increase in license revenue as a percentage of total revenue, an increase in services revenue, and the decrease in cost of services as a percentage of related revenue, resulting from additional efficiencies relating to services delivery and increased utilization of our services personnel, which led to higher services margins.

Operating income in 2005 decreased by $4.4 million from operating income of $4.2 million in 2004, resulting in an operating loss of $263,000 in 2005. The operating income in 2005 included an $8.5 million charge relating to a litigation settlement. Operating income in 2004 and 2005 included restructuring benefits of $168,000 and $92,000, respectively. The operating income for the years ended December 31, 2004 and 2005 also included $2.1 million and $607,000 of stock-based compensation expense, respectively.

The results for the year ended December 31, 2005 were impacted favorably by foreign exchange rate fluctuations, resulting in an approximately 2% increase in revenues for the period. Foreign exchange fluctuations did not impact expenses in 2005.

As of December 31, 2005, we had $60.6 million of cash, cash equivalents and short-term investments, an increase of $2.4 million from $58.2 million at December 31, 2004. As of December 31, 2005, we had no outstanding debt.

Revenues

	Year Ended December 31,
	2004		2005		Change
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
License	$28,180	38%	$35,001	40%	$6,821	24%
Application hosting services	27,444	37	30,189	35	2,745	10%
Consulting services	4,976	7	9,240	11	4,264	86%
Customer support	13,130	18	12,651	14	(479)	(4)%
Total	$73,730	100%	$87,081	100%	$13,351	18%

Total revenues increased in 2005 as compared to 2004, primarily due to an increase in license revenue as well as an increase in consulting services and hosted solutions revenue. The increase in license revenue for 2005 was primarily attributable to an increase in revenue from our InForm product. The increase in consulting revenue was primarily attributable to services relating to InForm as well as new business relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln. The increase in revenue associated with the hosted application of our InForm product in 2005 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers. The decrease in customer support revenue in 2005 was due primarily to a reduction in the Clintrial maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, partially offset by an increase in InForm support due to an increase in InForm training revenue. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues. In the future, we anticipate that the percentage of license revenues and service revenues will fluctuate as a percentage of total revenues, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers.

	Year Ended December 31,
	2004		2005		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$42,172	57%	$46,330	53%	$4,158	10%
United Kingdom	18,143	25	25,776	30	7,633	42%
France	8,604	12	8,900	10	296	3%
Asia Pacific	4,811	6	6,075	7	1,264	26%
International subtotal	31,558	43	40,751	47	9,193	29%
Total	$73,730	100%	$87,081	100%	$13,351	18%

The increase in revenues worldwide was due to the increase in license revenue associated with our InForm, Clintrial and Clintrace products, as well as an increase in consulting and InForm application hosting services. The increase in international revenues is primarily the result of additional enterprise-wide license and service agreements with one customer.

Cost of Revenues

	Year Ended December 31,
	2004		2005		Change
Costs of Revenues	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$1,875	7%	$2,513	7%	$638	34%
Services	27,782	61	31,224	60	3,442	12%
Total	$29,657	40%	$33,737	39%	$4,080	14%

The cost of license revenue increased in 2005 primarily due to a $565,000 increase in cost of royalties associated with our InForm software product and to a lesser extent certain modules of the Clintrial software product. In addition, amortization expense from acquired technologies relating to our recent acquisition of Lincoln increased by $127,000. The increase in cost of services in 2005 was due primarily to increases in contractor and employee-related expenses of $1.7 million and $1.4 million, respectively, associated with delivering increased services revenues. We also had expense increases for depreciation and computer related expenses of $357,000 and $592,000, which were the result of having more trials under management in 2005 as compared to 2004. Computer related expenses include hardware and software support agreements as well as computer accessories. These increases were partially offset by a benefit of trial set up expense (net of amortization) of $898,000 associated with an increase in trials in the set up phase for application hosting service arrangements, for which the associated expenses were deferred and recognized over the duration of the trial, rather than expensed as incurred.

Gross Margin

	Year Ended December 31,
	2004		2005		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$26,305	93%	$32,488	93%	$6,183	24%
Services	17,768	39	20,856	40	3,088	17%
Total	$44,073	60%	$53,344	61%	$9,271	21%

The license gross margin percentage was unchanged in 2005 as compared to 2004 at 93% of related revenue as expenses grew proportionately with revenues. The services gross margin percentage increased during 2005 due to an increase in revenue from consulting services performed on a time and material basis for some of our enterprise customers, rather than services performed under bundled arrangements. When services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenue is recognized ratably over the license period, while the expenses are recognized as incurred. In addition, application hosting services revenues grew as a result of an increase in trials under management. We also experienced lower services expenses as a percentage of related revenues, due to increased efficiencies resulting in an increase in services revenue per services employee. It is likely that gross margin, as a percentage of revenue will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2004		2005		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$14,403	19%	$16,033	18%	$1,630	11%
Research and development	12,423	17	14,330	17	1,907	15%
General and administrative	13,246	18	14,836	17	1,590	12%
Litigation settlement	—	—	8,500	10	8,500	NM %
Restructuring	(168)	—	(92)	—	76	45%
Total	$39,904	54%	$53,607	62%	$13,703	34%

Sales and Marketing.   Sales and marketing expenses increased in 2005 primarily due to a $650,000 increase in employee-related expenses related to a headcount increase of 4 people and personnel changes, and a $676,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate. Other increases in marketing programs and related expense of $181,000 and contractor expense of $149,000 were partially offset by a decrease in occupancy expense of $168,000. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but will fluctuate due to the timing of marketing programs.

Research and Development.   Research and development expenses increased in 2005 primarily due to employee-related expenses of $2.1 million, resulting from a full year of expense relating to a headcount increase of 22 people that occurred in 2004, as well as incremental expense associated with a headcount increase of 9 people that occured in 2005   This increase was partially offset by a reduction in outside contractor expense of $395,000 as we brought certain research and development activities in-house. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.   General and administrative expenses increased for the year ended December 31, 2005 primarily due to increases of $681,000 in legal and accounting fees, $214,000 in investor relation expenses and $115,000 in insurance expense, all primarily associated with our first full year operating as a public company. In addition, outside contractor expenses increased $557,000, primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Further expense increases included employee-related expenses of $566,000 related to a headcount increase of 5 people, computer and related expenses of $210,000, and taxes and fees of $160,000. These expense increases were partially offset by a decrease in stock-based compensation of $1.2 million.

Litigation Settlement.   On February 15, 2006, we entered into the Settlement Agreement and related License Agreement described above in this section under the heading “Litigation Settlement” to settle litigation concerning allegations that we infringed a patent claimed to be owned by a third party. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, we recorded the impact of the settlement in 2005 as a charge to operations. We do not anticipate changing any of our products as a result of the license to this patent. We incurred expense of approximately $1.4 million in each of 2004 and 2005 relating to our defense in this suit, which is included in general and administrative expense.

Operating Income (Loss), Other Income (Expense)

	Year Ended December 31,
	2004		2005		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income (loss)	$4,169	6%	$(263)	—%	$(4,432)	(106)%
Other income (expense)
Interest income	$518	1%	$1,735	2%	$1,217	235%
Interest expense	(394)	(1)	(143)	—	251	64%
Other income (expense)	(32)	—	(157)	—	(125)	(391)%
Total other income	$92	—%	$1,435	2%	$1,343	1,460%

Operating Income (Loss).   The decrease in operating income in the year ended December 31, 2005 was primarily due to the litigation settlement of $8.5 million and an overall increase in other operating expenses which was offset by increases in gross margin from both license and services and a reduction in stock-based compensation expense.

Other Income (Expense).   The increase in interest income in the year ended December 31, 2005 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment. The decrease in interest expense was primarily due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense increased primarily due to foreign exchange losses compared to foreign exchange gains related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for (Benefit from) income taxes

	Year Ended December 31,
	2004		2005		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for (benefit from) income taxes	$2,392	3%	$(2,169)	(2)%	$(4,561)	(191)%

Provision for (Benefit from) income taxes.   The provision for income taxes in 2004 and 2005 represents foreign withholding taxes and income taxes payable in both our U.S. operations and in certain foreign locations that cannot be offset through loss carryforwards. In addition, the 2005 tax rate included a benefit from the release of a portion of our deferred tax asset valuation allowance. The effective tax rate for 2005 decreased to an effective tax benefit of 185% compared to an effective tax provision of 56% for 2004. The decrease in our effective tax rate is primarily due to a reduction in our valuation allowance of $7.8 million, which was recognized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million. These reductions are reflected in the effective tax rate benefit of 240% associated with changes to our valuation allowance. This benefit was partially offset by a reduction in non-deductible stock-based compensation expense and to a lesser extent, a reduction in the amount of net operating losses utilized to reduce tax expense. In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order they were incurred. As a result, most of the net operating losses we have used to date reflect those acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities.

Overview of Results of Operations for the Years Ended December 31, 2003 and 2004

In 2004, we signed contracted orders of $113.8 million compared to $92.7 million in 2003. In 2004, we had one contracted order that was in excess of $25 million, whereas there was no similarly sized order in 2003. Our backlog grew significantly in 2004 to $181.6 million at December 31, 2004, an increase of 29% from $140.8 million of backlog at December 31, 2003. The license portion of our backlog grew from $70.0 million at December 31, 2003 to $102.0 million at December 31, 2004, representing a 46% increase. The increase in license backlog was due primarily to an increase in license sales of our InForm product to our existing Clintrial customers, which reflects an increase in the adoption of our products. The service portion of our backlog increased by 12% during this same period from $70.8 million to $79.6 million.

License revenue increased by approximately 32% in 2004 as compared to 2003. Service revenue increased by approximately 12% for 2004, compared to 2003.

Our gross margin increased by 41% or $12.8 million in the year ended December 31, 2004 compared to the same period in 2003, primarily due to the increase in license revenue as a percentage of total revenue, an increase in services revenue, and the decrease in cost of products and services, resulting from decreases in amortization expense and reimbursable out-of-pocket expenses.

Operating income increased by $10.8 million from operating loss of $6.7 million in 2003 to an operating income of $4.2 million 2004. The operating income in 2003 and 2004 included a restructure charge of $4.5 million and a benefit of $168,000, respectively. The operating income (loss) for the years ended December 31, 2003 and 2004 also included $727,000 and $2.1 million of stock-based compensation, respectively.

As of December 31, 2004, we had $58.2 million of cash, cash equivalents and restricted cash, as compared to $20.7 million as of December 31, 2003. The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to us of $36.6 million after deducting underwriters’ discounts and offering-related expenses.

Revenues

	Year Ended December 31,
	2003		2004		Change
		Percentage		Percentage
Revenues	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
License	$21,377	34%	$28,180	38%	$6,803	32%
Application hosting services	20,217	33	27,444	37	7,227	36%
Consulting services	6,107	10	4,976	7	(1,131)	(19)%
Customer support	14,324	23	13,130	18	(1,194)	(8)%
Total	$62,025	100%	$73,730	100%	$11,705	19%

Total revenues increased in 2004 as compared to 2003, primarily due to an increase in license revenue across all products as well as InForm application hosting services revenue. The increase in license revenue for 2004 was primarily due an increase in sales of Clintrial and Clintrace to existing customers and to an increase in sales of InForm into our existing Clintrial customer base. This increase was a result of our continued strategy to expand the usage of our software products by cross selling the InForm, Clintrial and Clintrace products to our existing customer base, additional utilization of our products within our customer base and sales to new customers. The increase in revenue associated with the hosted application of our InForm product in 2004 was due to an increase in trials under management. Consulting services revenue in 2004 decreased compared to the same period in 2003. The decrease in consulting services revenue was due primarily to the completion of certain Clintrace related projects, and, to a lesser extent completion of certain projects associated with integrated enterprise solutions. The decrease in customer support revenue in 2004 was due primarily to a reduction in the Clintrial and Clintrace maintenance renewal base as a result of the conversion of the former Clinsoft customers to term-based licenses that have a lower customer support fee, partially offset by an increase in InForm support due to an increase in InForm license revenue. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on revenues.

	Year Ended December 31,
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

Costs of Revenues

	Year Ended December 31,
	2003		2004		Change
		Percentage		Percentage
		of Related		of Related
Costs of Revenue	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$2,300	11%	$1,875	7%	$(425)	(18)%
Services	28,466	70	27,782	61	(684)	(2)%
Total	$30,766	50%	$29,657	40%	$(1,109)	(4)%

The cost of license revenue decreased in 2004 primarily due to a $1.0 million decrease in amortization expense from acquired technologies for Clinsoft partially offset by an increase in royalty expense of $601,000 as revenue increased on certain modules of the Clintrial software product, and to a lesser extent, the Japanese version of our InForm software product. The decrease in the cost of services in 2004 was due primarily to a $632,000 reduction in reimbursable out-of-pocket expenses, as well as a decrease in facilities and depreciation expense of $314,000 and $247,000, respectively, primarily resulting from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003. Additionally, stock-based compensation decreased by $189,000 as did royalty expense by $170,000 primarily due to the decrease in customer support revenue from licenses of the Clintrial software product. These expense decreases were offset by increases in outside contractor expense of $392,000, employee-related expenses of $304,000 while headcount remained relatively constant during these periods and an expense increase relating to additional trial set up expense (net of amortization) of $201,000 associated with a decrease in the amount of time spent in the set up phase for application hosting service arrangements, for which the associated expenses were deferred and recognized over the duration of the trial, rather than expensed as incurred.

Gross Margin

	Year Ended December 31,
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

Operating Expenses

	Year Ended December 31,
	2003		2004		Change
		Percentage		Percentage
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$12,709	21%	$14,403	20%	$1,694	13%
Research and development	10,569	17	12,423	17	1,854	18%
General and administrative	10,138	16	13,246	18	3,108	31%
Restructuring	4,503	7	(168)	—	(4,671)	(104)%
Total	$37,919	61%	$39,904	54%	$1,985	5%

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

General and Administrative.   General and administrative expenses increased for the year ended December 31, 2004 primarily due to a $1.4 million increase in stock-based compensation, an increase in professional fees of $1.0 million primarily relating to legal fees associated with actions defending the lawsuit we settled in February 2006, as described in this Annual Report under “Item 3. Legal Proceedings,” and an increase in employee-related expenses of $853,000, while headcount remained stable during these periods, and an increase in insurance of $241,000 due to additional requirements relating to being a public company. This was partially offset by decreases in depreciation and occupancy of $213,000 and $138,000, respectively. These decreases resulted from cost savings associated with the relocation of our corporate headquarters in the fourth quarter of 2003.

Operating Income (Loss), Other Income (Expense)

	Year Ended December 31,
	2003		2004		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Operating income (loss)	$(6,660)	(11)%	$4,169	6%	$10,829	163%
Other income (expense)
Interest income	$111	—%	$518	1%	$407	367%
Interest expense	(364)	(1)	(394)	(1)	(30)	(8)%
Other income (expense)	721	1	(32)	—	(753)	(104)%
Total	$468	—%	$92	—%	$(376)	(80)%

Operating Income (Loss).   The increase in operating income in the year ended December 31, 2004 was primarily due to an increase in gross margin from both license and services, partially offset by increased operating expenses, resulting from increases in employee-related expenses, commission expense, stock-based compensation, and professional fees.

Other Income (Expense).   The increase in interest income in the year ended December 31, 2004 was primarily due to an increase in cash and cash equivalents available for investment and $84,000 of interest received in connection with the repayment of a subscription receivable. Other income (expense) decreased due to a decrease in the foreign exchange gains related to exchange rate movements on both non-U.S. dollar denominated accounts receivable and intercompany balances partially offset by forward foreign exchange contracts and lower non-U.S. dollar denominated accounts receivable and intercompany balances.

Provision for (Benefit from) income taxes

	Year Ended December 31,
	2003		2004		Change
		Percentage		Percentage
Provision for (benefit from) income taxes	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for (benefit from) income taxes	$434	1%	$2,392	3%	$1,958	451%

Provision for (Benefit from) income taxes.   The provision for income taxes in 2003 represents foreign withholding taxes and income taxes payable in certain foreign locations that cannot be offset through loss carryforwards. The provision for income taxes in 2004 represents foreign withholding taxes and income taxes payable in both our U.S. operations and in certain foreign locations that cannot be offset through loss carryforwards. The effective tax rate for 2004 increased to 56% compared to an effective tax rate of 7% for 2003. The increase in our effective tax rate is primarily due to our domestic profitability. In utilizing our net operating loss carryforwards, we are required to use our oldest net operating losses first. As a result, we have first used the net operating losses acquired in the Clinsoft acquisition. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities. This benefit has been reflected as a reduction of goodwill. Additionally, our effective tax rate exceeds our statutory tax rate due to the current non-deductibility of our stock-based compensation expense.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $58.2 million and $60.6 million at December 31, 2004 and 2005, respectively, and accounts receivable of $19.7 million and $24.9 million, respectively.

From our inception, we funded our operations primarily through:  issuances of convertible preferred stock for aggregate net cash proceeds of $79.7 million, including net cash acquired in the Clinsoft acquisition; the proceeds from the initial public offering and exercise of the over-allotment option resulting in net proceeds of $36.6 million; the issuance of notes payable for an aggregate of $17.3 million; and stock option exercises resulting in aggregate cash proceeds of $5.3 million.

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

Net cash provided by operating activities was $19.1 million in 2005, which was greater than net income of $3.3 million. This difference is primarily due to $3.7 million of non-cash depreciation and amortization, $2.1 million of non-cash income tax expense, $607,000 of stock-based compensation, increases in deferred revenue of $10.4 million and accrued litigation settlement of $8.5 million, partially offset by an increase of $4.5 million in deferred income taxes, an increase in accounts receivable of $5.0 million and an increase in deferred costs of $1.0 million.

Net cash used by investing activities was $19.7 million during 2005, which was primarily due to $10.6 million used in the acquisition of Lincoln, purchase of short-term investments of $13.4 million and capital expenditures associated with computer equipment and furniture and fixtures in support of our expanding work force of $5.1 million, partially offset by $9.4 million of proceeds from maturities of short-term investments.

Net cash used in financing activities was $312,000 in 2005, consisting primarily of the $4.4 million of debt repayments as we paid all of our outstanding bank debt, partially offset by $4.0 million of proceeds from the issuance of common stock options and sales of common stock under the employee stock purchase plan.

At December 31, 2004 and 2005, we had $1.6 million and $1.3 million, respectively, of outstanding letters of credit related to our facilities. The letters of credit reduce the amounts available under our line of credit with a bank.

Substantially all of our long-lived assets for the years ended December 31, 2004 and 2005 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space. The following table of our material contractual obligations as of December 31, 2005 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

Contractual Obligations

	Payments due by period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,569	$2,761	$4,462	$346	—
Total	$7,569	$2,761	$4,462	$346	—

Between April 2000 and September 2004, we entered into several equipment lines of credit with a bank. All advances under these equipment lines of credit were payable in 30 to 36 equal monthly installments of principal, plus accrued interest. The interest that accrued under these notes ranged from prime rate (5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively) to prime rate plus 1.0%. At December 31, 2004 there was a total of $4.4 million outstanding and $3.2 million available under all of our equipment lines of credit. In March 2005, we paid in full our outstanding debt related to our equipment lines of credit. The equipment lines of credit expired on March 31, 2005 and were not renewed.

Effective March 31, 2004, we renewed our working capital line of credit with a bank and increased the amount under which we can borrow to $5.0 million. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and 2005, $0 was outstanding under the working capital line of credit. At December 31, 2005, there was $3.7 million available under the line of credit, and $1.3 million reserved under a letter of credit associated with our leased facilities. Borrowings under our working capital line of credit were secured by substantially all of our assets. We had also entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited us from pledging our intellectual property to others.

In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants. Under the terms of this credit line, we are required to comply with certain financial covenants. At December, 31, 2005, we were in compliance with all financial covenants.

At December 31, 2005, we had $81.8 million of net operating loss carryforwards and $6.0 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income. Approximately $17.2 million and $3.0 million of net operating loss and tax credit carryforwards were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability; however this benefit will be reflected through reductions to goodwill and not as reductions to income tax expense. Additionally, we had $3.9 million of foreign net operating loss carryforwards. The net operating loss and tax credit carryforward period extends through 2024 and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005.

We adopted SFAS No. 123(R) effective January 1, 2006 using the “modified-prospective method.”  Under this method, stock-based compensation expense is recognized (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after January 1, 2006 and (b) based on the requirements of SFAS No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

We historically accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no stock-based compensation expense for employee stock options when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value methods will have a significant impact on our result of operations, although it will have no impact on our overall financial position.

The impact of adoption of SFAS No. 123(R) on our results of operations cannot be predicted with certainty as it is principally a function of the number of options granted since our initial public offering, the number of options to be granted in the future, the share price on the date of grant, the expected life of the award, and volatility and estimated forfeitures. We currently estimate that the impact of adoption of SFAS No. 123(R) will result in a charge of between $1.8 million and $2.4 million to our 2006 results of operations based on options and awards granted prior to and during 2006.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Financial Instruments, Other Financial Instruments

SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, forward foreign exchange contracts and a line of credit. The fair value of these financial instruments approximates their carrying amount.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During 2003, 2004 and 2005, 39%, 43% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S.

dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of December 31, 2004 and 2005, we had $6.5 million and $7.3 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2004 and 2005, our foreign exchange receivable exposure would have fluctuated by approximately $650,000 and $730,000, respectively. In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of December 31, 2004 and 2005 we entered into contracts to hedge approximately $12.8 million and $11.0 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $58.2 million and $60.6 million at December 31, 2004 and  2005, respectively. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2004 and 2005, there were no amounts outstanding under our working capital line of credit.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Phase Forward Incorporated and Subsidiaries are listed under Part IV, Item 15, in this Annual Report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Phase Forward Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Phase Forward Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phase Forward Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Phase Forward Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phase Forward Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phase Forward Incorporated as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2005 of Phase Forward Incorporated and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2006

Changes in Internal Controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

On March 8, 2006, we adopted the Phase Forward 2006 Management Incentive Compensation Plan (the “2006 Management Plan”). The 2006 Management Plan is effective January 1, 2006. The 2006 Management Plan provides our Chief Executive Officer with an opportunity to earn a cash bonus at a target of 75% of base salary, other executive management with an opportunity to earn a cash bonus at a target of 35% or 40% of base salary, depending on their position, and certain other designated employees with an opportunity to earn a cash bonus at a target of 15% or 25% of base salary, depending on their position, based in each case on the attainment of certain corporate financial goals. Attainment of corporate financial goals is measured quarterly and earned amounts, if any, will be paid in 2007. To the extent that we exceed the corporate financial goals, the bonuses will exceed the bonus target amounts; however, no bonus will be earned in the first or second quarter if achievement is below a threshold of 105% of the targeted financial goals for the applicable quarter, and no bonus will be earned in the third or fourth quarter if achievement is below a threshold of 80% of the targeted financial goals for the applicable quarter.

Also on March 8, 2006, we adopted the Phase Forward 2006 Global Sales Executive Incentive Compensation Plan (the “2006 Sales Executive Plan”). The 2006 Sales Executive Plan is effective January 1, 2006. The 2006 Sales Executive Plan provides our Vice President of Worldwide Sales with a variable compensation structure to earn up to 233% of targeted variable compensation based on the attainment of certain corporate revenue, sales and profitability goals. The variable compensation will be calculated based on the following formula:  20% based on quarterly corporate revenue performance; 30% based on quarterly corporate bookings performance; 20% based on cumulative year-to-date corporate bookings performance; and 30% based on the attainment of certain corporate profitability objectives. Variable compensation components earned will be paid quarterly, except for variable compensation based on corporate profitability objectives, which is paid annually. The 2006 Sales Executive Plan provides for a base salary of £160,000 and a targeted variable compensation of £120,000, for a total earnings target of £280,000. Variable compensation based on corporate profitability objectives will be measured and paid in accordance with the 2006 Management Plan.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that: our Chairman and Chief Strategy Officer, Paul A. Bleicher; our Vice President, General Counsel and Secretary, D. Ari Buchler; our Vice President of Worldwide Sales, Stephen J. Powell; our Senior Vice President, Steven J. Rosenberg; our President and Chief Executive Officer, Robert K. Weiler; and our Vice President of Services North America, Martin A. Young, have each entered into a trading plan covering periods after the date of this Annual Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PART IV

Item 15.                 Exhibits, Financial Statements and Schedules

(a)           The following documents are filed as part of this report:

(1)         Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3)         Exhibits

EXHIBIT INDEX

Exhibit No.		Description
2.1	#

Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005.  (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2005.)

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
4.1

Specimen Certificate for shares of the Registrant's Common Stock.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.2	+

Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended.  (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)

10.3	+	2004 Stock Option and Incentive Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan.
10.5

Fifth Amended and Restated Investors' Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.6

Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified.  (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)

10.7	#

Software License Agreement between the Registrant and Eli Lilly and Company.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.8	#

Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.9	+

Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005.  (Incorporated by reference herein to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005.)

10.10	+

Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.11	+

Executive Service Agreement between Phase Forward Europe Limited and Martin Young.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.12	+

Agreement between the Registrant, Phase Forward Europe Limited and Martin Young.  (Incorporated by reference herein to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005.)

10.13	+

Form of Indemnification Agreement between the Registrant and each of its directors.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.14

Sublease Agreement between the Registrant and BMC Software, Inc.  (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.15	#

Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited.  (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 10, 2004.)

10.16	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.17	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.18	+	2005 Global Sales Executive Incentive Compensation Plan. (Incorporated by reference herein to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005.)
10.19	+	Summary of cash compensation practices for non-employee directors.
10.20	+	2005 Management Incentive Plan. (Incorporated by reference herein to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005.)
10.21	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.22	+

Form of Stock Option Grant Certificate under the Registrant’s Amended and Restated 1997 Stock Option Plan.  (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005.)

21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2		Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1		Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Indicates a management contract or any compensatory plan, contract or arrangement.

#                 Confidential treatment requested for portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2006.

PHASE FORWARD INCORPORATED
By:	/s/ ROBERT K. WEILER
Robert K. Weiler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT K. WEILER	President, Chief Executive Officer and Director	March 13 2006
Robert K. Weiler	(principal executive officer)
/s/ RODGER WEISMANN	Senior Vice President and Chief Financial Officer	March 13, 2006
Rodger Weismann	(principal accounting and financial Officer)
/s/ PAUL A. BLEICHER, M.D., PH.D	Chairman of the Board	March 13, 2006
Paul A. Bleicher, M.D., Ph.D
/s/ AXEL BICHARA	Director	March 13, 2006
Axel Bichara
/s/ JAMES I. CASH, JR., PH.D	Director	March 13, 2006
James I. Cash, Jr., Ph.D
/s/ RICHARD A. D’AMORE	Director	March 13, 2006
Richard A. D’Amore
/s/ GARY E. HAROIAN	Director	March 13, 2006
Gary E. Haroian
/s/ DENNIS R. SHAUGHNESSY	Director	March 13, 2006
Dennis R. Shaughnessy
/s/ EVE E. SLATER, M.D., F.A.C.C.	Director	March 13, 2006
Eve E. Slater, M.D., F.A.C.C.

Phase Forward Incorporated and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Stockholders of Phase Forward Incorporated

We have audited the accompanying consolidated balance sheets of Phase Forward Incorporated and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase Forward Incorporated and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phase Forward Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 8, 2006

Phase Forward Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$53,485	$51,779
Short-term investments	4,735	8,807
Accounts receivable, net of allowance of $391 and $318 in 2004 and 2005, respectively	19,682	24,923
Deferred set up costs, current portion	783	1,266
Prepaid commissions and royalties, current portion	3,035	3,710
Prepaid expenses and other current assets	2,335	2,248
Deferred income taxes	—	4,025
Total current assets	84,055	96,758
Property and equipment, net	5,717	7,543
Deferred set up costs, net of current portion	665	782
Prepaid commissions and royalties, net of current portion	2,756	2,386
Intangible assets, net of accumulated amortization of $0 and $306 in 2004 and 2005, respectively	—	3,594
Goodwill	21,817	24,960
Deferred income taxes	—	3,747
Other assets	240	174
Total assets	$115,250	$139,944
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$2,558	$—
Accounts payable	1,619	2,110
Accrued expenses	11,658	12,472
Accrued earn-out	—	2,000
Accrued litigation settlement	—	8,500
Restructuring accrual	344	—
Deferred revenue, current portion	35,350	43,751
Deferred rent, current portion	142	394
Total current liabilities	51,671	69,227
Notes payable, net of current portion	1,849	—
Deferred revenue, net of current portion	1,002	2,743
Deferred rent, net of current portion	1,481	1,140
Other long-term liabilities	—	117
Total liabilities	56,003	73,227
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—32,399 and 33,720 shares in 2004 and 2005, respectively	324	337
Additional paid-in capital	165,462	168,947
Subscription receivable	(127)	—
Deferred stock-based compensation	(1,755)	(611)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(160)	(800)
Accumulated deficit	(104,386)	(101,045)
Total stockholders’ equity	59,247	66,717
Total liabilities and stockholders’ equity	$115,250	$139,944

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues:
License	$21,377	$28,180	$35,001
Service	40,648	45,550	52,080
Total revenues	62,025	73,730	87,081
Costs of revenues:
License	2,300	1,875	2,513
Service(1)	28,466	27,782	31,224
Total cost of revenues	30,766	29,657	33,737
Gross margin:
License	19,077	26,305	32,488
Service	12,182	17,768	20,856
Total gross margin	31,259	44,073	53,344
Operating expenses:
Sales and marketing(1)	12,709	14,403	16,033
Research and development(1)	10,569	12,423	14,330
General and administrative(1)	10,138	13,246	14,836
Litigation settlement	—	—	8,500
Restructuring	4,503	(168)	(92)
Total operating expenses	37,919	39,904	53,607
Income (loss) from operations	(6,660)	4,169	(263)
Other income:
Interest income	111	518	1,735
Interest expense	(364)	(394)	(143)
Other income (expense)	721	(32)	(157)
Total other income	468	92	1,435
Income (loss) before provision for income taxes	(6,192)	4,261	1,172
Provision for (benefit from) income taxes	434	2,392	(2,169)
Net income (loss)	(6,626)	1,869	3,341
Accretion of preferred stock and dividend declared	7,672	8,953	—
Net income (loss) applicable to common stockholders	$(14,298)	$(7,084)	$3,341
Net income (loss) per share applicable to common stockholders:
Basic	$(4.23)	$(0.43)	$0.10
Diluted	$(4.23)	$(0.43)	$0.10
Weighted average number of common shares used in net income (loss) per share calculations:
Basic	3,383	16,447	33,026
Diluted	3,383	16,447	35,092

(1)           Amounts include stock-based compensation expenses, as follows:

Costs of service revenues	$264	$105	$60
Sales and marketing	124	141	30
Research and development	184	312	166
General and administrative	155	1,553	351
Total stock-based compensation expenses	$727	$2,111	$607

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Stockholders’ (Deficit) Equity
and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Common Stock		Additional		Deferred
	Number of Shares	$0.01 Par Value	Paid-in Capital	Subscription Receivable	Stock-Based Compensation
Balance at December 31, 2002	3,247	$33	$—	$(627)	$—
Foreign currency translation adjustment	—	—	—	—	—
Exercise of common stock options	355	3	182	—	—
Purchase of common stock	—	—	—	—	—
Deferred stock-based compensation	—	—	3,060	—	(3,060)
Amortization of deferred stock-based compensation	—	—	—	—	727
Accretion of preferred stock to redemption value	—	—	(3,242)	—	—
Net loss	—	—	—	—	—
Total comprehensive loss
Balance at December 31, 2003	3,602	36	—	(627)	(2,333)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	361	4	743	—	—
Issuance of common stock under employee stock purchase plan	15	—	90	—	—
Accretion of preferred stock to redemption value	—	—	(1,613)	—	—
Accrual of dividend payable to Series B, C and D preferred stockholders	—	—	—	—	—
Issuance of common stock from public offering, net of costs	5,580	56	36,563	—	—
Conversion of redeemable convertible preferred stock	22,841	228	127,977
Conversion of preferred stock warrant into common stock warrant	—	—	169	—	—
Deferred stock-based compensation	—	—	1,533	—	(1,533)
Amortization of deferred stock-based compensation	—	—	—	—	2,111
Net income	—	—	—	—	—
Total comprehensive income
Balance at December 31, 2004	32,399	324	165,462	(127)	(1,755)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	1,169	12	3,099	—	—
Issuance of common stock under employee stock purchase plan	152	1	855	—	—
Reversal of deferred stock-based compensation	—	—	(537)	—	537
Amortization of deferred stock-based compensation	—	—	—	—	607
Tax benefit related to exercise of stock options	—	—	68	—	—
Net income	—	—	—	—	—
Total comprehensive income
Balance at December 31, 2005	33,720	$337	$168,947	$—	$(611)

Phase Forward Incorporated
Consolidated Statements of Stockholders’ (Deficit) Equity
and Comprehensive Income (Loss) (Continued)
(in thousands, except per share amounts)

	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income (Loss)
Balance at December 31, 2002	$—	$102	$(87,855)	$(88,347)
Foreign currency translation adjustment	—	(602)	—	(602)	$(602)
Exercise of common stock options	—	—	—	185	—
Purchase of common stock	(111)	—	—	(111)	—
Deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	727	—
Accretion of preferred stock to redemption value	—	—	(4,430)	(7,672)	—
Net loss	—	—	(6,626)	(6,626)	(6,626)
Total comprehensive loss					$(7,228)
Balance at December 31, 2003	(111)	(500)	(98,911)	(102,446)
Foreign currency translation adjustment	—	340	—	340	$340
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	—	—	—	747	—
Issuance of common stock under employee stock purchase plan	—	—	—	90	—
Accretion of preferred stock to redemption value	—	—	(2,644)	(4,257)	—
Accrual of dividend payable to Series B, C and D preferred stockholders	—	—	(4,700)	(4,700)	—
Issuance of common stock from public offering, net of costs	—	—	—	36,619	—
Conversion of redeemable convertible preferred stock	—	—	—	128,205	—
Conversion of preferred stock warrant into common stock warrant	—	—	—	169	—
Deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,111	—
Net income	—	—	1,869	1,869	1,869
Total comprehensive income					$2,209
Balance at December 31, 2004	(111)	(160)	(104,386)	59,247
Foreign currency translation adjustment	—	(640)	—	(640)	$(640)
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	—	—	—	3,111	—
Issuance of common stock under employee stock purchase plan	—	—	—	856	—
Reversal of deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	607	—
Tax benefit related to exercise of stock options	—	—	—	68	—
Net income	—	—	3,341	3,341	3,341
Total comprehensive income					$2,701
Balance at December 31, 2005	$(111)	$(800)	$(101,045)	$66,717

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income (loss)	$(6,626)	$1,869	$3,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,856	3,050	3,705
Stock-based compensation	727	2,111	607
Asset impairment due to restructuring	2,015	—	—
(Gain) loss on disposal of fixed assets	184	(34)	54
Foreign currency exchange (gain) loss	(906)	63	169
Provision for allowance for doubtful accounts	213	165	38
Tax benefit related to exercise of stock options	—	—	68
Deferred income taxes	—	—	(4,542)
Non-cash income tax expense	120	1,964	2,056
Amortization of premiums or discounts on short-term investments	—	—	(67)
Other non-cash items	—	16	—
Changes in assets and liabilities:
Accounts receivable	(8,580)	3,455	(5,032)
Deferred costs	(288)	(522)	(1,058)
Prepaid expenses and other current assets	(726)	(886)	25
Accounts payable	(362)	625	442
Accrued expenses	5,251	(1,818)	457
Accrued litigation settlement	—	—	8,500
Deferred revenue	9,245	(1,550)	10,400
Deferred rent	(63)	1,318	(76)
Net cash provided by operating activities	5,060	9,826	19,087
Investing activities
Proceeds from maturities of short-term investments	—	—	9,397
Purchase of short-term investments	—	(4,765)	(13,371)
Purchase of property and equipment	(4,095)	(3,382)	(5,132)
(Increase) decrease in restricted cash, net	(489)	1,611	—
Decrease (increase) in other assets	120	(37)	9
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired(1)	—	—	(10,614)
Net cash used in investing activities	(4,464)	(6,573)	(19,711)
Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	2,570	2,928	—
Payments on lines of credit and notes payable	(3,460)	(5,209)	(4,407)
Payment of dividend payable	—	(4,700)	—
Stock issuance costs	—	(5,231)	—
Proceeds from issuance of common stock	185	42,687	3,968
Repurchase of restricted common stock	(111)	—	—
Proceeds from repayment of subscriptions receivable	—	500	127
Net cash (used in) provided by financing activities	(816)	30,975	(312)
Effect of exchange rate changes on cash and cash equivalents	1,306	211	(770)
Net increase (decrease) in cash and cash equivalents	1,086	34,439	(1,706)
Cash and cash equivalents at beginning of year	17,960	19,046	53,485
Cash and cash equivalents at end of year	19,046	53,485	51,779
Short-term investments at end of year	—	4,735	8,807
Total cash, cash equivalents and short-term investments at end of year	$19,046	$58,220	$60,586

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Cash Flows (Continued)
(in thousands)

Supplemental disclosure of cash flow information
Cash paid for interest	$234	$313	$98
Cash paid for income taxes	$106	$186	$291
Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$7,672	$4,257	$—
Accrued earn-out in connection with acquisition of Lincoln Technologies, Inc.	$—	$—	$2,000
Release of valuation allowance related to acquired net operating losses	$—	$—	$3,230

(1)             Cash paid for acquisition of Lincoln Technologies, Inc.

	Year Ended December 31,
	2003	2004	2005
Fair value of assets acquired	$—	$—	$1,748
Liabilities assumed, including acquisition costs paid	—	—	(912)
Acquired intangible assets	—	—	3,900
Costs in excess of net assets acquired	—	—	6,430
Cash paid	—	—	11,166
Less cash acquired	—	—	552
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired	$—	$—	$10,614

See accompanying notes.

Phase Forward Incorporated
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.                 Organization and Operations

Phase Forward Incorporated (the Company or Phase Forward) is a provider of integrated enterprise-level software products, services and hosted solutions for use in its customers’ global clinical trial and safety monitoring activities. The Company’s customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations and other entities engaged in clinical trial and safety monitoring activities.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, including clinical trial safety signal detection, and applied data standards. The results of Lincoln have been included in the consolidated financial statements since the date of acquisition (see Note 3).

The Company has operations in the United States, United Kingdom, France, Belgium, Japan and Australia.

2.                 Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

The Company believes that a critical accounting policy is one that is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, allowances for doubtful accounts, provisions for losses on uncompleted contracts, expected future cash flows used to evaluate recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, restructuring and other related charges, any contingent liabilities, stock-based compensation and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, protection of proprietary rights, patent litigation and dependence on key individuals.

Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for the Company’s InForm™, Clintrial™ and Clintrace™ software products. Service revenue is derived from the Company’s delivery of the hosted solution of its InForm software product, consulting services and customer support, including training.

The components of revenue are as follows:

	Year Ended December 31,
	2003	2004	2005
License	$21,377	$28,180	$35,001
Application hosting services	20,217	27,444	30,189
Consulting services	6,107	4,976	9,240
Customer support	14,324	13,130	12,651
Total	$62,025	$73,730	$87,081

The Company recognizes software license revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenue resulting from application hosting services is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to the Company. License agreements, multiple element arrangements, including license and service agreements and certain application hosting services can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company generally enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3- to 5-year periods. License agreements for WebVDME, CTSD and WebSDM are typically for one-year terms. These arrangements typically include multiple elements:

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenue for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenue recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenue is generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenue is recognized in the period of use. Revenue from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, is recognized as the services are performed.

The Company continues to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support in the arrangements. Accordingly, license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenue from its perpetual license customer base. Training revenue is recognized as earned.

In addition to making its software products available to customers through licenses, the Company offers its InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser. Revenue resulting from InForm application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from all stages of the InForm hosting service ratably over the hosting period.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period. These fees and costs are amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

The Company capitalized $1,729, $1,606 and $2,307 of deferred set up costs and amortized $1,716, $1,970 and $1,707 during the years ended December 31, 2003, 2004 and 2005, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $1,306, $674 and $720 of out of pocket expenses in service revenue and cost of service revenue in the years ended December 31, 2003, 2004 and 2005, respectively.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company capitalized $24, $375 and $396 during the years ended December 31, 2003, 2004 and 2005, respectively, related to company-wide financial systems and a user management system and has included these amounts in purchased computer software in the accompanying consolidated financial statements. The Company amortizes such costs when the systems become operational. These costs are being amortized over an estimated life of three years. The Company has amortized $0, $13 and $95 during the years ended December 31, 2003, 2004 and 2005, respectively.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Computer Software Development Costs and Research and Development Expenses

The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

Prepaid Sales Commissions and Royalties

For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period that the related revenues are recognized. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company capitalized $3,967, $3,816 and $3,597 of commissions and amortized to sales and marketing expense $1,652, $3,009 and $3,685 during the years ended December 31, 2003, 2004 and 2005, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $1,674, $2,712 and $3,306 of royalties and amortized to cost of revenues $2,016, $2,447 and $2,913 during the years ended December 31, 2003, 2004 and 2005, respectively.

Warranties and Indemnification

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. See the discussion of possible indemnification obligations in Note 9.

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

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share for all periods presented was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. Dilutive net income per share in 2005 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method. For 2003 and 2004, the Company’s potentially dilutive shares, which include outstanding common stock options, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share as the result would be anti-dilutive.

The calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net income (loss) applicable to common stockholders	$(14,298)	$(7,084)	$3,341
Denominator:
Weighted average common shares outstanding	3,451,410	16,471,096	33,026,437
Less weighted average unvested restricted commonshares outstanding	(67,951)	(24,588)	—
Basic weighted average common shares outstanding	3,383,459	16,446,508	33,026,437
Dilutive effect of common stock options	—	—	2,065,769
Diluted weighted average common shares outstanding	3,383,459	16,446,508	35,092,206
Net income (loss) per share applicable to common stockholders:
Basic	$(4.23)	$(0.43)	$0.10
Diluted	$(4.23)	$(0.43)	$0.10

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2003, 2004 and 2005 respectively, as their effect would have been anti-dilutive.

	As of December 31,
	2003	2004	2005
Redeemable convertible preferred stock	22,841,157	—	—
Options outstanding	4,296,891	4,474,041	2,166,006
Unvested restricted shares	46,493	—	—
Warrant	34,330	34,330	—

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of approximately $906, ($63) and ($169) for the years ended December 31, 2003, 2004 and 2005, respectively, and such gains (losses) are included in other income (expense) in the accompanying consolidated statements of operations.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity.

Derivative Instruments

The Company has adopted the accounting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company enters into forward foreign exchange contracts to hedge transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries against currency fluctuations. These forward contracts are used to reduce the Company’s risk associated with foreign currency exchange rate changes, as the gains or losses on these contracts are intended to offset the gains or losses on the underlying exposures. The Company does not engage in foreign currency speculation.

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

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Cash, cash equivalents and short-term investments as of December 31, 2004 and 2005 consist of the following:

	December 31, 2004
Description	Contracted Maturity (days)	Amortized Cost	Fair Market Value
Cash	Demand	$13,138	$13,138
U.S. agency notes	69	3,390	3,390
Money market funds	Demand	35,014	35,014
Certificate of deposit	30	1,943	1,943
Total cash and cash equivalents		$53,485	$53,485
U.S. agency notes	282	$2,500	$2,498
Corporate bonds	230	2,235	2,230
Total short-term investments		$4,735	$4,728

	December 31, 2005
Description	Contracted Maturity (days)	Amortized Cost	Fair Market Value
Cash	Demand	$20,108	$20,108
U.S. agency notes	50	4,716	4,717
Money market funds	Demand	26,955	26,955
Total cash and cash equivalents		$51,779	$51,780
Banker’s acceptance	139	$420	$420
Certificate of deposit	298	400	400
U.S. agency notes	153	3,639	3,639
Corporate bonds	302	4,348	4,338
Total short-term investments		$8,807	$8,797

The Company has had no realized gains or losses to date from the sale of money market accounts or short-term investments.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Purchased computer software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Property and equipment consists of the following:

	Year Ended December 31,
	2004	2005
Office and computer equipment	$16,041	$20,077
Purchased computer software	4,347	4,567
Furniture and fixtures	634	618
Leasehold improvements	630	582
	21,652	25,844
Less accumulated depreciation	(15,935)	(18,301)
	$5,717	$7,543

Depreciation expense for the years ended December 31, 2003, 2004, and 2005 was approximately $3,856, $3,050 and $3,396, respectively. In connection with the relocation of the Company’s corporate headquarters in December 2003, the Company wrote off $2,017, which consisted of abandoned leasehold improvements and fixed assets from the previous facility (see Note 6). Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, except goodwill which is separately evaluated, may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Concentration of Credit Risk

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash and cash equivalents, accounts receivable and forward foreign exchange contracts. The Company maintains its cash and cash equivalents and forward foreign exchange contracts with credit worthy financial institutions. Concentrated credit risk with respect to accounts receivable is limited to large, creditworthy customers. The Company’s customers are principally located in the United States, Europe and Asia. Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of December 31, 2005. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral or enter into master netting agreements to mitigate credit risk.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable.

	Revenue			Accounts Receivable
	Number of Customers	Percent of Total Revenue		Number of Customers	Percent of Total Accounts Receivable
Year ended December 31:
2003	1	10	%*	1	18	%*
2004	2	22	%*	1	22	%*
2005	1	16%		2	29	%*

*                    Includes a customer (Eli Lilly and Company) that is the holder of record of approximately one percent of the Company’s outstanding common stock.

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event third-party web hosting facilities become unavailable, although in such circumstances, the Company’s service may be interrupted during the transition.

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	Year Ended December 31,
	2003	2004	2005
Beginning of period	$212	$425	$391
Bad debt expense	213	165	38
Write-offs	—	(199)	(111)
End of period	$425	$391	$318

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, forward foreign exchange contracts and a line of credit. The estimated fair values of these financial instruments approximate their carrying values.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) solely consists

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

of foreign currency translation adjustments and is disclosed in the accompanying consolidated statements of stockholders’ (deficit) equity and comprehensive income (loss).

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to a fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At December 31, 2005, the Company had several stock-based employee compensation plans, which are more fully described in Note 11. The Company accounts for options granted under its stock-based compensation plans for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB Opinion No. 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required. Other than awards to members of the Company’s Board of Directors, the Company did not issue any stock awards to non-employees during the years ended December 31, 2003, 2004 and 2005.

The Company has limited trading history for the Company’s common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, the Company has determined the expected life and the volatility for options granted in 2004 and 2005 based on an analysis of data for a peer group of companies that issued options with substantially identical terms. The expected life of options granted has been determined based on the average reported expected life of the options of this peer group of companies. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. In addition, beginning in the first quarter of 2005, the Company also used the weighted average historical volatility of its own common stock in this peer group calculation.

         The following tables illustrate the assumptions used and the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation expense. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and shares purchased under the Company’s 2004 Employee Stock Purchase Plan (the 2004 ESPP) using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted-average fair value of each stock option included in the following pro forma amounts is amortized over the vesting period of the underlying options.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The weighted-average assumptions used to calculate the SFAS No. 123 pro forma expense for stock options granted to employees for the years ended 2003, 2004, and 2005 are as follows:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	3.58%	3.66%	4.06%
Expected dividend yield	—	—	—
Expected life (years)	7.00	5.69	4.12
Expected volatility	—	42%	59%

The first purchase period under the Company’s 2004 ESPP began in September 2004. See Note 11 for further details. Effective December 1, 2005, the terms of the 2004 ESPP were changed such that it is a non-compensatory plan in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 ESPP using the following weighted-average assumptions:

	Year Ended December, 31
	2004	2005
Risk-free interest rate	1.80%	2.89%
Expected dividend yield	—	—
Expected life (years)	0.25	0.5
Expected volatility	65%	60%

Had stock-based compensation expense been determined consistent with SFAS No. 123, the Company’s net income (loss) would have been the following pro forma amounts:

	Year Ended December 31,
	2003	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(14,298)	$(7,084)	$3,341
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	727	2,111	607
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,491)	(2,727)	(2,819)
Pro forma net income (loss)	$(16,062)	$(7,700)	$1,129
Diluted net income (loss) per share applicable to common stockholders, as reported	$(4.23)	$(0.43)	$0.10
Pro forma net income (loss) per share applicable to common stockholders	$(4.75)	$(0.47)	$0.03
Weighted-average fair value of options granted	$3.79	$5.50	$7.00
Weighted-average remaining contractual life of options outstanding (years)	8.1	7.3	7.6

Income Taxes

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. The

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Company records a valuation allowance against deferred tax assets when it is probable that such asset will not be realized.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses totaled $180, $73 and $133 for the years ended December 31, 2003, 2004 and 2005, respectively.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the “modified-prospective method.”  Under this method, stock-based compensation expense  is recognized (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after January 1, 2006 and (b) based on the requirements of SFAS No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

The Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no stock-based compensation expense for employee stock options when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value methods will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position.

The impact of adoption of SFAS No. 123(R) on our results of operations cannot be predicted with certainty as it is principally a function of the number of options granted since the Company’s initial public offering, the number of options to be granted in the future, the share price on the date of grant, the expected life of the award, and volatility and estimated forfeitures. The Company currently estimates that the impact of adoption of SFAS No. 123(R) will result in a charge of between $1,800 and $2,400 to its 2006 results of operations based on options and awards granted prior to and during 2006.

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

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

3.                 Acquisition of Lincoln Technologies, Inc.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln, a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. The acquired technology and products of Lincoln provide the Company with an expanded drug safety offering and enhance the Company’s ability to offer innovative software and services in the drug safety market. The Company paid a premium for Lincoln to enable it to expand its offerings in the drug safety market and to obtain a valuable workforce.

The aggregate purchase price was approximately $13,200. The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000 in 2005 and 2006, respectively. The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, the Company has accrued additional consideration of $2,000. Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

The components of the consideration are as follows:

Cash paid	$11,000
Acquisition costs	167
Accrued earn-out	2,000
Total purchase price to be allocated to acquired asset subject to amortization	$13,167

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition, including the $2,000 of additional cash consideration earned in 2005:

Current assets		$1,486
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500
		3,900
Goodwill		8,430
Total assets acquired		14,079
Current liabilities		(912)
Net assets acquired		$13,167

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

A rollforward of the liability for lease abandonment costs is as follows:

Provision for lease abandonment costs as of August 25, 2005	$270
Payments made during the year ended December 31, 2005	48
Balance as of December 31, 2005	$222

The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2004. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2004.

	Year Ended December 31,
	2004	2005
Pro forma revenues	$77,482	$90,022
Pro forma income (loss) from operations	4,054	(1,121)
Pro forma net income (loss) applicable to common stockholders	(7,146)	2,686
Pro forma net income (loss) per share applicable to common stockholders:
Basic	$(0.43)	$0.08
Diluted	$(0.43)	$0.08

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

4.                 Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter and determined that no impairment of goodwill existed at December 31, 2005.

A rollforward of the net carrying amount of goodwill is as follows:

	Year Ended December 31,
	2004	2005
Beginning of period	$23,780	$21,817
Utilization of acquired net operating losses—Clinsoft	(1,963)	(2,057)
Increase associated with the acquisition of Lincoln (see Note 3)	—	8,430
Release of valuation allowance related to acquired net operating losses—Clinsoft	—	(3,230)
End of period	$21,817	$24,960

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill. In the year ended December 31, 2005, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772 in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230 (see Note 7).

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following as of December 31, 2005:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$127
Customer relationships	5 years	1,600	112
Non-compete agreements	2 years	300	53
Tradename	5 years	200	14
Total		$3,900	$306

Intangible assets as of December 31, 2004 were $0.

Amortization expense related to intangible assets for the years ended December 31, 2003, 2004 and 2005 was $1,000, $0 and $306, respectively.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount
2006	$870
2007	817
2008	720
2009	720
2010	467
Total	$3,594

5.                 Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2004	2005
Accrued payroll and related benefits	$4,791	$5,327
Accrued other expenses	3,200	4,037
Accrued royalties	2,378	2,411
Accrued income taxes	1,289	697
	$11,658	$12,472

6.                 Restructuring Charge

The Company recorded a $4,503 restructuring charge for the year ended December 31, 2003 that related to the relocation of the Company’s corporate headquarters in December 2003. Of this amount, $2,486 represented the loss on a facilities lease and $2,017 related to the abandonment of the related fixed assets and leasehold improvements. The facility lease loss represented 15 months of rent remaining under an existing lease and related operating expenses. As of March 31, 2005, payments for all remaining expenses were completed and as a result the Company recorded a benefit of $92 representing the elimination of accrued expenses associated with the restructuring charge.

The components of the restructuring charges are as follows:

Lease Loss
Balance as of December 31, 2003	$2,486
Payments made during the year	(1,974)
Reduction to provision for lease loss during the year	(168)
Balance as of December 31, 2004	$344
Payments made during the year	(252)
Reduction to provision for lease loss during the year	(92)
Balance as of December 31, 2005	$—

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

7.                 Income Taxes

Income (loss) before the provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
Domestic	$(6,537)	$2,861	$(164)
Foreign	345	1,400	1,336
Total	$(6,192)	$4,261	$1,172

The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current provision (benefit):
Federal	$—	$1,496	$1,963
State	35	243	179
Foreign	399	653	231
Total	$434	$2,392	$2,373
Deferred provision (benefit):
Federal	$—	$—	$(3,070)
State	—	—	(297)
Foreign	—	—	(1,175)
Total	$—	$—	$(4,542)
Total provision (benefit)	$434	$2,392	$(2,169)

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Generally, tax laws require net operating loss carryforwards to be used in the order generated. As a result, in 2005, the Company used net operating losses acquired in the Clinsoft acquisition to offset taxable income. The current income tax provision in 2005 represents income tax expense that cannot be offset with acquired net operating loss carryforwards.

The utilization of the acquired net operating losses reduces income tax payable and this benefit is reflected as a reduction to goodwill (see Note 4). The foreign tax provision includes income taxes payable to foreign taxing authorities and, for 2004, withholding taxes.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2003	2004	2005
Federal statutory rate	(34)%	34%	34%
State tax	(4)	6	—
Foreign rate differential	5	(4)	2
Increase (decrease) in valuation allowance	40	(5)	(240)
Stock-based compensation expense	—	14	6
Alternative minimum tax	—	2	10
Other	—	9	3
Effective tax rate	7%	56%	(185)%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2004 and 2005 is as follows:

	As of December 31,
	2004	2005
Net operating loss carryforwards	$32,967	$30,237
Nondeductible reserves and other	2,220	4,091
Research and development credits	4,787	6,006
Acquired intangible assets	—	(1,340)
Valuation allowance	(39,974)	(31,222)
	$ —	$7,772

The Company is required to estimate income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2004, due to the uncertainty in the ability to utilize net operating loss and tax credit carryforwards, the Company provided a full valuation allowance against its net deferred tax assets. In the year ended December 31, 2005, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772 in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

At December 31, 2005, the Company had $81,831 of net operating loss carryforwards and $6,006 of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income. Approximately $17,236 and $2,952 of net operating loss and tax credit carryforwards were acquired in the Clinsoft acquisition. These attributes may reduce the Company’s future cash tax liability; however this benefit will be reflected through reductions to goodwill and not as reductions to income tax expense. Additionally, the Company had $3,913 of foreign net operating loss carryforwards. The net operating loss and tax credit carryforward period extends through 2024 and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

The Company has a reserve for taxes that may become payable in future years as previously filed tax returns are audited. The Company established the reserve based upon management’s assessment of potential exposure associated with permanent tax differences and interest applied to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur to warrant modifying the reserve.

The American Jobs Creation Act of 2004 (the Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President. Even in light of the Act, the Company’s current intention is to reinvest the total amount of its unremitted earnings in the local jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on the unremitted earnings of its foreign subsidiaries.

8.                 Debt

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

Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount under which it can borrow to $5,000. Interest accrues at prime rate. All advances made under the working capital line are due and payable on March 31, 2006. As of December 31, 2004 and 2005, $0 was outstanding under the working capital line of credit. At December 31, 2005, there was $3,700 available under the line of credit, and $1,300 reserved under a letter of credit associated with the Company’s leased facilities.

Borrowings under the working capital line of credit were secured by substantially all assets of the Company. The Company had entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited the Company from pledging its intellectual property to others. Under the working capital line of credit, as amended in March 2004, the Company was required to comply with certain financial covenants.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

In August of 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants. Under the terms of this credit line, the Company is required to comply with certain financial covenants. At December 31, 2005, the Company was in compliance with all remaining covenants.

9.                 Commitments and Contingencies

Operating Leases

The Company conducts its operations in facilities under non-cancelable operating leases expiring through February 2009. Under the terms of the leases the Company is required to make the following payments:

Amount
Year ended December 31,
2006	$2,761
2007	2,386
2008	2,076
2009	346
2010	—
Total minimum lease payments	$7,569

The future minimum lease commitments include $222 related to facilities the Company has elected to abandon (see Note 3).

Certain of the Company’s leases have escalating rent payments. The Company records rent expense on a straight line basis over the term of the lease. Rent expense for the periods ended December 31, 2003, 2004 and 2005 was approximately $3,163, $2,719, $2,897, respectively.

The Company does not have any special purpose entities or any off balance sheet financing arrangements.

Contingencies

From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. Intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition, or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations.

On April 26, 2004, Datasci, LLC (“Datasci”) filed suit (Civil Action No. 04-1328(MJG)) in the United States District Court for the District of Maryland (Greenbelt Division) against Phase Forward Incorporated and Quintiles Inc., one of the Company’s customers. Datasci asserted that the Company’s

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

InForm, Clintrial and Clintrial Integration Solution products and the Company’s services, and the products and services of Quintiles, infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827). Datasci sought separate injunctions and unspecified damages from each the Company and Quintiles. The Company filed an Answer and Counterclaim, on May 4, 2004, to Datasci’s complaint denying that it infringed the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses. The Company’s Counterclaim sought a declaratory judgment that the Company does not infringe the patent claimed to be owned by Datasci. Datasci responded by denying all the allegations in the Company’s Counterclaim. On or about June 7, 2004, Datasci filed a motion to dismiss its complaint against the Company and Quintiles. In its filing, Datasci disclosed that it did not exist when it filed its complaint against the Company and Quintiles.

Also on or about June 7, 2004, Dr. Mark L. Kozam, doing business under the name MLK Software and claiming to be the owner of the patent, filed suit (Civil Action No. 04-CV-1787 (MJG)) against the Company and Quintiles in the same court where Datasci filed its initial complaint. Dr. Kozam’s complaint contained the same allegations and sought the same remedies that were contained in the Datasci complaint. On June 22, 2004, the Company filed an Answer and Counterclaim to Dr. Kozam’s complaint denying that the Company infringed the patent which Dr. Kozam claims to own. The Company’s Answer also challenged the validity of the patent and asserted numerous affirmative defenses. The Company’s Counterclaim sought a declaratory judgment that the Company does not infringe the patent claimed to be owned by Dr. Kozam. Dr. Kozam responded by denying all the allegations in our Counterclaim.

On February 15, 2006, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC to settle this matter. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump sum payment to Datasci in the amount of $8,500 to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the Company’s 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded the impact of the settlement in 2005 as a charge to operations.  The Company does not anticipate changing any of its products as a result of the license to this patent.

10.          Redeemable Convertible Preferred Stock

On June 1, 2004, the Company’s board of directors declared a special cash dividend of $4,700, which was paid on September 15, 2004, to the holders of record of Series B, C and D redeemable convertible preferred stock as of June 15, 2004. This distribution is included in net loss applicable to common stockholders for the year ended December 31, 2004.

Accretion of Series B, C and D redeemable convertible preferred stock for the years ended December 31, 2003, 2004 and 2005 was $7,672, $4,257, and $0, respectively.

In connection with the closing of the Company’s initial public offering on July 20, 2004, all outstanding shares of Series A, B, C and D redeemable convertible preferred stock were converted into 22,841,157 shares of common stock.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

In August 2000, the Company issued a warrant for the purchase of 34,330 shares of Series C redeemable preferred stock in connection with a line of credit agreement. The warrant was fully vested and exercisable and would expire in August 2010. In July 2004, in connection with the Company’s initial public offering, the warrant was converted into a warrant to purchase 34,330 shares of common stock. In the first quarter of 2005, the Company issued 9,802 shares in connection with the cashless exercise of this warrant to purchase common stock.

11.          Stockholders’ Equity

Common Stock

On July 20, 2004, the Company completed its initial public offering of 5,250,000 shares of common stock at $7.50 per share. In connection with the initial public offering, all of the outstanding shares of the Company’s Series A, B, C and D redeemable convertible preferred stock (and a warrant to purchase preferred stock) were converted into an equal number of shares of common stock (and a warrant to purchase common stock). On August 19, 2004, the Company sold an additional 330,000 shares of common stock at $7.50 per share as a result of the exercise of the over-allotment option by the underwriters of the initial public offering. A summary of the terms of the offering can be found in the Company’s Registration Statement No. 333-113594 on Form S-1, as amended, as filed with the SEC.

The sale of the 5,580,000 shares of common stock in connection with the initial public offering resulted in net proceeds to the Company of $36,619 after deducting underwriters’ discounts and offering-related expenses.

In 2003, the Company repurchased 37,000 shares of common stock from two former employees in accordance with contractual rights of first refusal. The purchase price was $111, the then current fair market value. These shares have been reflected in treasury stock in the accompanying statement of stockholders’ (deficit) equity.

For the years ended December 31, 2003, 2004, and 2005 the Company issued 355,348, 361,050, and 1,159,380 shares of common stock resulting in proceeds of $185, $747, and $3,111, respectively, from the exercise of common stock options. For the years ended December 31, 2004 and 2005, the Company issued 13,778 and 152,999 shares of common stock resulting in proceeds of $90 and $856, respectively, in connection with the Company’s 2004 ESPP.

On March 11, 2004, the Board of Directors approved an increase to the number of authorized shares of the capital stock to 105 million shares, consisting of 100 million shares of common stock and 5 million shares of preferred stock. Also on March 11, 2004, the Board of Directors approved the 2004 Stock Option and Incentive Plan and the 2004 ESPP, each to become effective upon the closing of the Company’s initial public offering, and an amendment to the 2003 Non-Employee Director Stock Option Plan, all of which were approved by the stockholders on April 20, 2004. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Stock Option and Incentive Plan. For the 2003 Non-Employee Director Stock Option Plan, the Company has reserved for issuance an aggregate of 562,000 shares of common stock.

During November and December 2001, the Company executed full recourse notes receivable in consideration for the payment of the exercise of options. The notes are reflected as subscriptions receivable, a component of stockholders’ equity. There was $627 and $127 of these notes receivable

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

outstanding at December 31, 2003 and 2004, respectively. As of February, 2005, all outstanding notes were repaid in full.

Employee Stock Purchase Plan

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which became effective after the completion of the Company’s initial public offering on July 20, 2004. The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock. The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations. The first payment period began on September 2, 2004 and ended on November 30, 2004. Future payment periods will consist of six-month periods commencing on December 1 and June 1 and ending on the last days of November and May of each calendar year.

Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the average market price of the Company’s common stock on the first business day of the payment period and (2) 85% of the average market price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the average market price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan under SFAS No. 123(R).

As of December 31, 2005, a total of 153,223 shares of common stock remain reserved for issuance under the 2004 ESPP. During 2004 and 2005, the Company issued 13,778 and 152,999 shares under this plan.

Stock Option Plans

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Option Plan”). Prior to its initial public offering, the Company had reserved for issuance under this plan an aggregate of 6,599,880 shares of common stock. Under the 1997 Option Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Option Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Upon completion of the initial public offering, options to purchase 61,250 shares vested immediately accelerating $290 in stock-based compensation expense. Additionally, effective upon the closing of the Company’s initial public offering, the number of shares reserved for issuance under the 1997 Option Plan was reduced to 4,212,349. As of December 31, 2005, the Company had 226,420 share options unissued under this plan. The Company has not issued options under this plan since its July 2004 initial public offering, but may do so in the future.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Option Plan”), which became effective upon the closing of the

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Company’s initial public offering. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Option Plan Under the 2004 Option Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Option Plan generally vest over a four to seven year period and expire 10 years from the grant date. In February 2005, the Company granted options to certain employees to purchase 419,000 shares of common stock that vest upon the earlier of the attainment of specified milestones or 7 years from the date of grant. The remainder of options granted in 2005 were service-based options and vest over a period of four years from the date of grant. As of December 31, 2005, the Company had 63,500 stock options available for future grant under this plan.

2003 Non-Employee Director Stock Option Plan

In 2003, the Board of Directors and stockholders adopted the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”). The Company had reserved for issuance an aggregate of 362,000 shares of common stock under this plan. Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provides solely for the automatic, one-time grant of a nonqualified stock option to a member of the Board of Directors upon initial election to the Board to purchase 100,000 shares of common stock. On June 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options. The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each quarter following the date of grant. As of December 31, 2005, the Company had 234,875 share options available for future grant under this plan.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Information with respect to activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Price per Share
Outstanding at December 31, 2002	4,254,780	$0.10 - 5.00	$2.59
Granted	823,300	3.00	3.00
Exercised	(355,348)	0.10 - 5.00	0.52
Canceled	(425,841)	0.10 - 5.00	2.91
Outstanding at December 31, 2003	4,296,891	0.10 - 5.00	2.81
Granted	684,805	3.00 - 7.55	6.01
Exercised	(361,050)	0.10 - 5.00	2.07
Canceled	(146,605)	0.20 - 5.00	2.96
Outstanding at December 31, 2004	4,474,041	0.10 - 7.55	2.81
Granted	1,320,500	6.30 - 10.29	7.00
Exercised	(1,159,380)	0.10 - 7.55	2.68
Canceled	(303,386)	3.00 - 7.55	3.43
Outstanding at December 31, 2005	4,331,775	$0.10 - 5.00	$4.64
Exercisable at December 31, 2003	1,973,410	$0.10 - 5.00	$2.64
Exercisable at December 31, 2004	2,643,439	$0.10 - 6.00	$2.91
Exercisable at December 31, 2005	2,276,530	$0.10 - 10.29	$3.43

The following tables summarize information regarding the Company’s stock options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.10 - 0.60	34,684	2.60	$0.14	34,684	$0.14
0.61 - 1.20	31,150	3.79	1.00	31,150	1.00
1.21 - 2.40	7,500	3.96	2.00	7,500	2.00
2.41 - 3.00	2,309,186	6.58	3.00	1,823,115	3.00
3.01 - 4.80	173,250	8.07	4.50	64,800	4.50
4.81 - 5.40	88,700	4.23	5.00	88,700	5.00
5.41 - 6.00	102,055	8.19	6.00	47,166	6.00
6.01 - 7.80	1,257,750	9.14	6.74	173,165	6.95
7.81 - 9.00	227,500	9.65	7.81	—	—
9.01 - 10.29	100,000	9.89	10.29	6,250	10.29
	4,331,775	7.55	4.64	2,276,530	3.43

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The Company records deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering, the Company’s Board of Directors had determined the fair value of the common stock based upon several factors, including, but not limited to, the Company’s operating and financial performance, issuance of convertible preferred, the rights and preferences of all securities senior to common stock and the anticipated offering price of the Company’s common stock in connection with the initial public offering.

In 2003 and 2004, the Company recorded deferred stock-based compensation of $3,060 and $1,533, respectively. During 2003, 2004 and 2005, the Company recorded stock-based compensation expense of $727, $2,111 and $607, respectively.

As of December 31, 2005, there was an aggregate of $611 of deferred stock-based compensation remaining to be amortized approximately as follows: $372 in the year ended December 31, 2006; $165 in the year ended December 31, 2007; $43 in the year ended December 31, 2008; $20 in the year ended December 31, 2009; and $11 through December 31, 2011. Effective January 1, 2006, the Company adopted a fair value approach to valuing stock-based awards, which will have a significant impact on the Company’s operating results in future periods (see Note 2). The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In the past, the Company has awarded a limited number of stock options to non-employees. For these options, the Company recognizes the stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

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

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the outstanding forward foreign exchange contracts held by the Company at December 31, 2004 and 2005:

		As of December 31,
		2004		2005
	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	4,900	$9,403	6,000	$10,303
Euro	Purchase	—	—	(500)	(592)
Euro	Sale	1,700	2,293	—	—
Japanese yen	Sale	110,000	1,061	156,000	1,317
			$12,757		$11,028

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and December 31, 2005, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency gains and (losses), net of hedging, were $906, ($63) and ($169) for the years ended December 31, 2003, 2004 and 2005, respectively. The Company settles forward foreign exchange contacts in cash.

13.          Business Segments and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

Financial information by geographic area for the three years ended December 31, 2003, 2004 and 2005 were as follows:

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The following table summarizes revenues recorded in each of the Company’s principal sales office locations:

	Year Ended December 31,
	2003	2004	2005
Revenues:
United States	$37,859	$42,172	$46,330
United Kingdom	12,670	18,143	25,776
France	7,737	8,604	8,900
Asia Pacific	3,759	4,811	6,075
	$62,025	$73,730	$87,081

The following table summarizes property and equipment, net by location within and outside the U.S.:

	As of December 31,
	2004	2005
Property and equipment, net:
United States	$4,782	$6,383
United Kingdom	758	982
Other	177	178
	$5,717	$7,543

14.          Employee Benefit Plan

On January 1, 1998, the Company adopted the Phase Forward Incorporated 401(k) Plan (the 401(k) Plan). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may match a portion of the employee contribution up to a defined maximum. The Company may, but is not obligated to, provide profit sharing to employees. The Company has made no contributions to date to the 401(k) Plan.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

15.          Quarterly Financial Data (unaudited)

The following table presents a summary of quarterly results of operations for 2004 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2004:
Total revenues	$16,962	$17,693	$19,009	$20,066
Gross margin	9,759	10,403	11,618	12,293
Net income	383	430	322	734
Net income (loss) applicable to common stockholders	(1,535)	(6,188)	(95)	734
Net income (loss) per share applicable to common stockholders—basic and diluted	$(0.43)	$(1.70)	$—	$0.02
Year ended December 31, 2005:
Total revenues	$20,562	$20,698	$22,242	$23,579
Gross margin	12,902	12,645	13,721	14,076
Net income (loss)	1,468	1,838	2,170	(2,135)
Net income (loss) applicable to common stockholders	1,468	1,838	2,170	(2,135)
Net income (loss) per share applicable to common stockholders:
Basic	0.05	0.05	0.07	(0.06)
Diluted	$0.04	$0.05	$0.06	$(0.06)

Net income (loss) for the quarterly periods ended December 31, 2004 and March 31, 2005 include restructuring benefits of ($168) and ($92), respectively. Net income (loss) for the quarterly period ended December 31, 2005 includes a charge of $8,500 related to the settlement of litigation (see Note 9) and a benefit of $4,542 from the release of a portion of the Company’s deferred tax asset valuation allowance (see Note 7).

EXHIBIT INDEX

Exhibit No.		Description
2.1	#

Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2005.)

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)
4.1

Specimen Certificate for shares of the Registrant’s Common Stock. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.2	+

Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)

10.3	+	2004 Stock Option and Incentive Plan. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan.
10.5

Fifth Amended and Restated Investors’ Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.6

Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified. (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)

10.7	#

Software License Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.8	#

Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.9	+

Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005. (Incorporated by reference herein to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005.)

10.10	+

Senior Executive’s Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.11	+

Executive Service Agreement between Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.12	+

Agreement between the Registrant, Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005.)

10.13	+

Form of Indemnification Agreement between the Registrant and each of its directors. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.14

Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended.)

10.15	#

Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2004.)

10.16	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.17	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.18	+	2005 Global Sales Executive Incentive Compensation Plan. (Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005.)
10.19	+	Summary of cash compensation practices for non-employee directors.
10.20	+	2005 Management Incentive Plan. (Incorporated by reference herein to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005.)
10.21	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.22	+

Form of Stock Option Grant Certificate under the Registrant’s Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005.)

21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2		Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1		Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Indicates a management contract or any compensatory plan, contract or arrangement.

#                 Confidential treatment requested for portions of this document.