Form 10-Q
period 2006-03-31
PHASE FORWARD INC
filed 2006-05-10
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50839

Phase Forward Incorporated

(Exact name of registrant as specified in its charter)

Delaware	04-3386549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Winter Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code

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

Yes    ☐     No    ☒

As of May 1, 2006, the registrant had 33,928,619 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2006
Table of Contents

Part I—Financial Information

Item 1.                         Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31, 2005	As of March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$51,779	$53,806
Short-term investments	8,807	9,499
Accounts receivable, net of allowance of $318 and $309 in 2005 and 2006, respectively	24,923	21,074
Deferred set up costs, current portion	1,266	1,189
Prepaid commissions and royalties, current portion	3,710	3,929
Prepaid expenses and other current assets	2,248	2,258
Deferred income taxes	4,025	4,028

Total current assets	96,758	95,783

Property and equipment, net	7,543	7,720
Deferred set up costs, net of current portion	782	1,016
Prepaid commissions and royalties, net of current portion	2,386	2,517
Intangible assets, net of accumulated amortization of $306 and $524 in 2005 and 2006, respectively	3,594	3,376
Goodwill	24,960	24,482
Deferred income taxes	3,747	3,737
Other assets	174	176

Total assets	$139,944	$138,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,110	$2,087
Accrued expenses	12,472	11,420
Accrued earn-out	2,000	2,000
Accrued litigation settlement	8,500	—
Deferred revenue, current portion	43,751	47,860
Deferred rent, current portion	394	422

Total current liabilities	69,227	63,789

Deferred revenue, net of current portion	2,743	3,802
Deferred rent, net of current portion	1,140	829
Other long-term liabilities	117	201

Total liabilities	73,227	68,621

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—33,720 and 33,880 shares in 2005 and 2006, respectively	337	339
Additional paid-in capital	168,947	170,068
Deferred stock-based compensation	(611)	(476)
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(800)	(675)
Accumulated deficit	(101,045)	(98,959)

Total stockholders’ equity	66,717	70,186

Total liabilities and stockholders’ equity	$139,944	$138,807

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2006
Revenues:
License	$8,819	$9,025
Service	11,743	14,591

Total revenues	20,562	23,616
Costs of revenues:
License	448	706
Service(1)	7,212	8,895

Total cost of revenues	7,660	9,601
Gross margin:
License	8,371	8,319
Service	4,531	5,696

Total gross margin	12,902	14,015

Operating expenses:
Sales and marketing(1)	3,951	4,237
Research and development(1)	3,281	3,624
General and administrative(1)	3,804	4,139
Restructuring	(92)	—

Total operating expenses	10,944	12,000

Income from operations	1,958	2,015
Other income (expense):
Interest income	348	596
Interest expense	(144)	—
Other, net	(130)	(64)

Total other income	74	532

Income before provision for income taxes	2,032	2,547
Provision for income taxes	564	461

Net income	$1,468	$2,086

Net income per share applicable to common stockholders:
Basic	$0.05	$0.06
Diluted	$0.04	$0.06

Weighted average number of common shares used in net income per share calculations:
Basic	32,457	33,751
Diluted	34,536	35,234

(1) Amounts include stock-based compensation expenses, as follows:

Costs of service revenues	$25	$44
Sales and marketing	(16)	110
Research and development	55	60
General and administrative	160	242
Total stock-based compensation expenses	$224	$456

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2006
Operating activities
Net income	$1,468	$2,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	1,260
Stock-based compensation	224	456
Loss on disposal of fixed assets	—	10
Foreign currency exchange loss	112	62
Provision for allowance for doubtful accounts	—	54
Deferred income taxes	—	7
Tax benefit related to exercise of stock options	—	(248)
Non-cash income tax expense	463	340
Amortization of premiums or discounts on short-term investments	—	4
Changes in assets and liabilities:
Accounts receivable	4,647	4,196
Deferred costs	(308)	(489)
Prepaid expenses and other current assets	(224)	(14)
Accounts payable	(438)	29
Accrued expenses	(2,430)	(952)
Accrued litigation settlement	—	(8,500)
Deferred revenue	6,688	5,285
Deferred rent	197	(284)

Net cash provided by operating activities	11,200	3,302

Investing activities
Proceeds from maturities of short-term investments	1,250	3,022
Purchase of short-term investments	(842)	(3,718)
Purchase of property and equipment	(611)	(1,207)
Decrease in other assets	9	—

Net cash used in investing activities	(194)	(1,903)

Financing activities
Payments on lines of credit and notes payable	(4,407)	—
Proceeds from issuance of common stock	1,128	554
Proceeds from repayment of subscriptions receivable	127	—
Tax benefit related to exercise of options	—	248

Net cash (used in) provided by financing activities	(3,152)	802

Effect of exchange rate changes on cash and cash equivalents	(330)	(174)

Net increase in cash and cash equivalents	7,524	2,027
Cash and cash equivalents at beginning of period	53,485	51,779

Cash and cash equivalents at end of period	61,009	53,806
Short-term investments at end of period	4,327	9,499
Total cash, cash equivalents and short-term investments at end of period	$65,336	$63,305

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2006, the results of its operations for the three months ended March 31, 2005 and 2006 and its cash flows for the three months ended March 31, 2005 and 2006. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 13, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, including clinical trial safety signal detection, and applied data standards. The results of Lincoln have been included in the unaudited financial statements since the date of acquisition (see Note 5).

As of March 31, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Financial Accounting Standards Board, or FASB, SFAS No. 123 (revised 2004), Share-Based Payment. See Note 9 for additional information regarding the Company’s adoption of SFAS No. 123(R).

2.                 Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenue is derived principally from the sale of multi- year software term licenses for the Company’s InForm™, Clintrial™ and Clintrace™ products and from annual term licenses for the Company’s WebVDME™, CTSD™ and WebSDM™ software products. Service revenue is derived from the Company’s delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended March 31,
	2005	2006
License	$8,819	$9,025
Application hosting services	6,832	8,954
Consulting services	1,394	2,739
Customer support	3,517	2,898

Total	$20,562	$23,616

The Company recognizes software license revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenue resulting from application hosting services is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware,  SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

The Company generally enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3- to 5-year periods. License agreements for its WebVDME, CTSD and WebSDM products are typically for one-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

The Company sells perpetual licenses for the Clintrial and Clintrace software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenue from its perpetual license customer base. Training revenue is recognized as earned.

In addition to making its software products available to customers through licenses, the Company offers its InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser. Revenue resulting from InForm application hosting services consists of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenue from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period. These fees and costs are amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

Revenue resulting from hosting services for the WebVDME, CTSD and WebSDM products consists of installation and server configuration, application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenue is recognized ratably over the period of the service.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenue is recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

Two customers, GlaxoSmithKline and Eli Lilly and Company, the holder of record of approximately 1% of the Company’s common stock, together accounted for approximately 23% and 25% of the Company’s total revenues in the three months ended March 31, 2005 and 2006, respectively, and $5.0 million of accounts receivable outstanding as of both December 31, 2005 and March 31, 2006.

The Company capitalized $666 and $632 of deferred set up costs and amortized $449 and $475 during the three months ended March 31, 2005 and 2006, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, the Company has not experienced any material losses on uncompleted application hosting or consulting contracts.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $197 and $67 of out of pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2005 and 2006, respectively.

3.                 Prepaid Sales Commissions and Royalties

For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period that the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company capitalized $677 and $1,089 of commissions and amortized to sales and marketing expense $830 and $909 during the three months ended March 31, 2005 and 2006, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company capitalized $822 and $994 of royalties and amortized to cost of revenues $571 and $824 during the three months ended March 31, 2005 and 2006, respectively.

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

The aggregate purchase price was approximately $13,200. The acquisition agreement calls for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000 in 2005 and 2006,

 respectively. The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006. Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

The components of the consideration are as follows:

Amount
Cash paid	$11,000
Acquisition costs	167
Accrued earn-out	2,000
Total purchase price to be allocated to acquired asset subject to amortization	$13,167

The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition, including the $2,000 of additional cash consideration earned in 2005:

		Amount
Current assets		$1,486
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500
		3,900
Goodwill		8,430
Total assets acquired		14,079
Current liabilities		(912)
Net assets acquired		$13,167

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

A rollforward of the liability for lease abandonment costs is as follows:

Amount
Provision for lease abandonment costs as of August 25, 2005	$270
Payments made during the year ended December 31, 2005	(48)
Balance as of December 31, 2005	$222
Reduction to provision during the three months ended March 31, 2006	(116)
Payments made during the three months ended March 31, 2006	(28)
Balance as of March 31, 2006	$78

The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2005.

Three Months Ended March 31, 2005
Pro forma revenues	$21,727
Pro forma income from operations	1,796
Pro forma net income applicable to common stockholders	1,348
Pro forma net income per share applicable to common stockholders:
Basic	$0.04
Diluted	$0.04

6.                 Net Income Per Share

Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

The following table sets forth a reconciliation of basic and diluted shares for the three months ended March 31.

	Three Months Ended March 31,
	2005	2006
Basic weighted average common shares outstanding	32,456,501	33,751,249
Weighted average common equivalent shares	2,079,975	1,482,252
Diluted weighted average common shares outstanding	34,536,476	35,233,501

Diluted weighted average shares outstanding do not include options outstanding to purchase 295,000 and 696,528 common equivalent shares for the three months ended March 31, 2005 and 2006, respectively, as their effect would have been anti-dilutive.

7.                 Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of $112 and $62 for the three months ended March 31, 2005 and 2006, respectively, and such losses are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

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

Cash, cash equivalents and short-term investments as of December 31, 2005 and March 31, 2006 consist of the following:

		December 31, 2005
Description	Contracted Maturity (days)	Amortized Cost	Fair Market Value
Cash	Demand	$20,108	$20,108
U.S. agency notes	50	4,716	4,717
Money market funds	Demand	26,955	26,955

Total cash and cash equivalents		$51,779	$51,780

Banker’s acceptance	139	$420	$420
Certificate of deposit	298	400	400
U.S. agency notes	153	3,639	3,639
Corporate bonds	302	4,348	4,338

Total short-term investments		$8,807	$8,797

		March 31, 2006
Description	Contracted Maturity (days)	Amortized Cost	Fair Market Value
Cash	Demand	$12,396	$12,396
U.S. agency notes	31	2,149	2,149
Certificate of deposit	90	425	425
Money market funds	Demand	38,836	38,836

Total cash and cash equivalents		$53,806	$53,806

Certificate of deposit	298	$400	$399
U.S. agency notes	202	4,302	4,299
Corporate bonds	290	4,797	4,789

Total short-term investments		$9,499	$9,487

The Company has had no realized gains or losses to date from the sale of money market accounts or short-term investments.

9.                 Stock-Based Compensation

On December 16, 2004 the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.

As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee stock options other than the amortization of deferred stock-based compensation cost associated with stock options granted at a discount from the deemed fair market value. The Company adopted the “modified prospective” method outlined in SFAS No. 123(R). Under the “modified prospective” method, compensation cost is recognized in the income statement beginning on the adoption date of SFAS No. 123(R): (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after the adoption date;  (b) based on the requirements of SFAS 123 for all share-based payments that are un-vested as of December 31, 2005, and (c) excludes those options issued prior to the Company becoming a public entity which were valued using the “minimum value method”. Therefore, in accordance with the modified prospective method, the Company is amortizing the unamortized stock-based compensation expense related to those stock options that remained unvested as of December 31, 2005, whose fair value was calculated utilizing a Black-Scholes option pricing model.

In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Stock Option Plans

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Option Plan”). Under the 1997 Option Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Option Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. As of March 31, 2006, the Company had 231,131 share options unissued under this plan. The Company has not issued options under this plan since its July 2004 initial public offering, but may do so in the future.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Option Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1.5 million shares of common stock under the 2004 Option Plan. Under the 2004 Option Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Option Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant. The remainder of the stock options granted in 2005 were service-based options and vest over a period of four years from the date of grant. As of March 31, 2006, the Company had 60,500 share options available for future grant under this plan. On May 3, 2006, the Company’s shareholders approved an amendment to the 2004 Option Plan to increase the number of shares available for issuance from 1.5 million shares to 3.5 million shares.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”). The Company reserved for issuance an aggregate of 362,000 shares of common stock under this plan. Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock. On June 23, 2005, the 2003, NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 share options. The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. As of March 31, 2006, the Company had 234,875 share options available for future grant under this plan.

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

Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the last reported sale price of the Company’s common stock on the first business day of the payment period and (2) 85% of the last reported sale price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the last reported sale price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan under SFAS No. 123(R).

Grant Date Fair Value

Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, the Company has determined the expected life and the volatility for options granted in 2005 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of its own common stock beginning with January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company has applied an estimated forfeiture rate of 4.3% in the first quarter of 2006 in determining the expense recorded in the Company’s consolidated statement of income.

The weighted average fair value of options granted during the three months ended March 31, 2005 and March 31, 2006, under the Black-Scholes option pricing model, was $3.31 and $4.21, respectively. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

	Three Months Ended March 31,
	2005	2006
Risk-free interest rate	4.08%	4.65%
Expected volatility	62%	53%
Expected life (in years)	4.17	4.28
Expected Dividend yield	—	—

Expense

During the quarter ended March 31, 2006, the Company recorded $456 of stock-based compensation expense, of which $328 was as a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation. The stock-based compensation expense included $44 in cost of revenues, $60 in research and development, $110 in sales and marketing and $242 in general and administrative expense for the three months ended March 31, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.01. As of March 31, 2006, there was $4,039 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.83 years.

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

Three Months Ended March 31,
2005
Net income as reported	$1,468
Add: Stock-based compensation expense included in reported net income	224
Less: Stock-based employee compensation determined under the fair value based method, net of related tax effects	(549)
Net income — pro forma	$1,143

Income per common equivalent share:
Basic — as reported	$0.05

Diluted — as reported	$0.04

Basic — pro forma	$0.04

Diluted — pro forma	$0.03

The assumptions used to calculate the SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures, pro forma disclosure for shares purchased under the 2004 ESPP under the Black-Scholes option pricing model for the period ended March 31, 2005 were as follows:

Three Months Ended March 31,
2005
Risk-free interest rate	2.40%
Expected volatility	60%
Expected life (in years)	0.5
Expected dividend yield	—

Stock Option Activity

A summary of stock option activity under the three plans as of March 31, 2006, and changes during the three month period ended March 31, 2006, is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,331,775	$4.64
Granted	13,500	8.90
Exercised	(159,974)	3.46
Cancelled	(15,211)	5.70
Outstanding at March 31, 2006	4,170,090	4.70	7.37	$26,875

Exercisable at March 31, 2006	2,309,751	3.53	6.43	17,577

Vested or expected to vest at March 31, 2006 (1)	4,013,818	$4.63	7.31	$26,136

(1)             The vested or expected to vest options at March 31, 2006 include both the vested options and the number of options expected to vest which has been calculated by applying an estimated forfeiture rate to the unvested options.

A summary of the status of the Company’s non-vested stock option shares at March 31, 2006, and changes during the three month period ended March 31, 2006, is as follows:

Un-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Un-vested Shares at December 31, 2005	2,055,245	$5.98
Granted	13,500	8.90
Vested	(193,210)	4.67
Forfeited	(15,196)	5.71
Un-vested at March 31, 2006	1,860,339	$6.14

The following table summarizes information regarding the Company’s stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.10 - 0.60	27,351	2.30	$0.14	27,351	$0.14
0.61 - 1.20	30,650	3.54	1.00	30,650	1.00
1.21 - 2.40	7,500	3.72	2.00	7,500	2.00
2.41 - 3.00	2,190,835	6.35	3.00	1,820,447	3.00
3.01 - 4.80	171,459	7.83	4.50	66,710	4.50
4.81 - 5.40	71,200	3.99	5.00	71,200	5.00
5.41 - 6.00	90,055	7.95	6.00	39,690	6.00
6.01 - 7.80	1,240,040	8.89	6.74	233,703	6.93
7.81 - 9.00	241,000	9.43	7.87	—	—
9.01 - 10.29	100,000	9.65	10.29	12,500	10.29
	4,170,090	7.37	$4.70	2,309,751	$3.53

Deferred Compensation

        Prior to the adoption of SFAS No. 123(R), the Company recorded deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering, the Company’s Board of Directors had determined the fair value of the common stock based upon several factors, including, but not limited to, the Company’s operating and financial performance, issuance of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the Company’s common stock in connection with the initial public offering.

During the three months ended March 31, 2005 and 2006, the Company recorded no deferred stock-based compensation and recorded stock-based compensation expense of $224 and $128, respectively, related to these awards.

As of March 31, 2006, there was an aggregate of $476 of deferred stock-based compensation remaining to be amortized approximately as follows: $247 in the remaining three quarters of 2006; $157 in the year ended December 31, 2007; $41 in the year ended December 31, 2008; $20 in the year ended December 31, 2009; and $11 through December 31, 2011. The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In the past, the Company awarded a limited number of stock options to non-employees. For these options, the Company recognizes the stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

10.    Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2005 and determined that no impairment of goodwill existed at December 31, 2005.

A rollforward of the net carrying amount of goodwill is as follows:

Amount
Balance as of December 31, 2004	$21,817
Utilization of acquired net operating losses — Clinsoft	(2,057)
Increase associated with the acquisition of Lincoln	8,430
Release of valuation allowance related to acquired net operating losses — Clinsoft	(3,230)
Balance as of December 31, 2005	$24,960
Decrease associated with the acquisition of Lincoln	(386)
Release of valuation allowance related to acquired net operating losses — Clinsoft	(92)
Balance as of March 31, 2006	$24,482

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill. In the year ended December 31, 2005, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772 in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230. During the three months ending March 31, 2006, adjustments totaling $386 were recorded as decreases to goodwill associated with the acquisition of Lincoln. The Company received payment of $147 for previously written-off accounts receivable, deferred revenue was reduced by $123 due to the completion of two services engagements and $116 was related to the sublease of the abandoned Lincoln facility.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following as of December 31, 2005 and March 31, 2006:

		As of December 31, 2005		As of March 31, 2006
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$127	$1,800	$217
Customer relationships	5 years	1,600	112	1,600	193
Non-compete agreements	2 years	300	53	300	90
Tradename	5 years	200	14	200	24
Total		$3,900	$306	$3,900	$524

Amortization expense related to intangible assets for the three months ended March 31, 2005 and 2006 was $0 and $218, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount
2006	$652
2007	817
2008	720
2009	720
2010	467
Total	$3,376

11.    Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2005	As of March 31, 2006
Accrued payroll and related benefits	$5,327	$4,382
Accrued other expenses	4,037	3,392
Accrued royalties	2,411	3,079
Accrued income taxes	697	567

	$12,472	$11,420

12.   Debt

Effective March 31, 2004, the Company renewed its working capital line of credit with a bank and increased the amount which it could borrow to $5,000. Borrowings under the working capital line of credit were secured by substantially all assets of the Company. The Company entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited the Company from pledging its intellectual property to others. In August of 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants. Effective March 31, 2006 the working capital line of credit was reduced from $5,000 to $2,000. As of December 31, 2005 and March 31, 2006, $0 was outstanding under the working capital line of credit. At March 31, 2006, there was $700 available under the line of credit, and $1,300 reserved under a letter of credit associated with the Company’s leased facility. In April 2006, the letter of credit was reduced to $500. At March 31, 2006, the Company was in compliance with all financial covenants.

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

On February 15, 2006, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of the Company’s products and services and certain products and services of the Company’s customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump sum payment to Datasci in the amount of $8,500 to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the Company’s 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded the impact of the settlement in 2005 as a charge to operations.  The settlement was paid during the three months ending March 31, 2006. The Company does not anticipate changing any of its products as a result of the license to this patent.

14.    Stockholders’ Equity

During the three months ended March 31, 2006, the Company issued 159,974 shares of common stock in connection with the exercise of stock options, resulting in proceeds of $554.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2005	2006
Net income	$1,468	$2,086
Cumulative translation adjustment	(165)	125
Comprehensive income	$1,303	$2,211

16.   Forward Foreign Exchange Contracts

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of March 31, 2005 and 2006:

		As of December 31, 2005		As of March 31, 2006
	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$10,303	1,600	$2,783
Euro	Purchase	(500)	(592)	(300)	(364)
Japanese yen	Sale	156,000	1,317	68,000	587
			$11,028		$3,006

As of December 31, 2005 and March 31, 2006, the forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and March 31, 2006, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency losses, net of hedging, were $112, and $62 for the three months ended March 31, 2005 and 2006, respectively. The Company settles forward foreign exchange contacts in cash.

17.   Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2005 and 2006 were 28% and 18%, respectively, which were lower than the Company’s statutory federal and state rate of 40.0% due to the utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of March 31, 2006 of approximately $7.8 million. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

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

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. The most significant of these transactions are the acquisitions of Clinsoft Corporation (“Clinsoft”) and Lincoln Technologies, Inc. (“Lincoln”), which are described below.

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln, a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. Lincoln’s products consist of WebVDME, CTSD and WebSDM.

The aggregate purchase price was approximately $13.2 million. The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million in 2005 and 2006, respectively. The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, we  accrued additional consideration of $2.0 million in 2005 which was paid in May of 2006. Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition. The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

Clinsoft Corporation

On August 14, 2001, we acquired Clinsoft, a developer, marketer and provider of clinical data management and adverse event reporting and tracking products and services. Clinsoft’s products consisted of Clintrial and Clintrace. The aggregate purchase price was approximately $44.1 million, which consisted of the issuance of 3.9 million shares of our Series D redeemable convertible preferred stock, the assumption of liabilities and direct acquisition costs. The acquisition of the Clinsoft business was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Clinsoft have been included in our consolidated financial statements since the date of acquisition.

Litigation Settlement

On February 15, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations. We do not anticipate changing any of our products as a result of the license to this patent. During the three months ended March 31, 2006, we incurred expense of $373,000 relating to our defense in this suit, which is included in general and administrative expenses.

Sources of Revenues

We derive our revenues from software licenses and services. License revenue is derived principally from the sale of multi-year software term licenses for our InForm, Clintrial and Clintrace products and from annual term licenses for our WebVDME, CTSD and WebSDM software products. Service revenue is derived principally from our delivery of the hosted solution of our InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of our products. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenue.

Two customers, GlaxoSmithKline and Eli Lilly and Company, the holder of record of approximately 1% of our common stock, together accounted for approximately 23% and 25% of our total revenues in the three months ended March 31, 2005 and 2006, respectively and $5.0 million of accounts receivable outstanding as of both December 31, 2005 and March 31, 2006. Our top 20 customers accounted for approximately 71% and 68% of our total revenues in the three months ended March 31, 2005 and 2006, respectively, net of reimbursable out-of-pocket expenses.

 License Revenue

We derive our license revenues from the following products: InForm, our Internet based electronic data capture solution; Clintrial, our clinical data management solution; and our drug safety solutions, including Clintrace, and our recently acquired WebVDME, CTSD, and WebSDM products. Although each of our software solutions are available as stand-alone enterprise applications, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and drug safety products.

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, Clintrace, WebVDME, CTSD and WebSDM software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Clintrace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our WebVDME, CTSD and WebSDM products are typically annual with payment terms generally in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

Following our acquisition of Clinsoft in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenue on the perpetual licenses upon delivery of the software. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements. However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

Service Revenue

Application Hosting Services.   In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services. Services revenue from application hosting services is derived principally from our InForm hosted solution.

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

        Sales and Marketing.   Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and the amortization of commissions. We expect that sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

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

Stock-Based Compensation Expenses.   Our sales and marketing, research and development, and general and administrative cost of service revenues include stock-based compensation expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than or equal to the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

        With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended March 31, 2005 and 2006, approximately 48% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation, long-lived assets, intangibles assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our 2005 consolidated financial statements included in our Annual Report on Form 10-K and in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

        We generally enter into software term licenses for our InForm, Clintrial and Clintrace products with our customers for 3- to 5-year periods. License agreements for our WebVDME, CTSD and WebSDM products are typically for one-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

        We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support and may in the future do so for new customers based on customer requirements or market conditions. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenue is recognized upon delivery of the software and when all other revenue recognition criteria are met.  Customer support revenues are recognized ratably over the term of the underlying support arrangement. We continue to generate customer support and maintenance revenue from our perpetual license customer base. Training revenue is recognized as earned.

        In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

Revenue resulting from InForm application hosting services consists of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred and capitalized as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The capitalized costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element is the revenue attributable to the software license used by the customer.

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

        We capitalized $666,000 and $632,000 of deferred set up costs and amortized $449,000 and $475,000 during the three months ended March 31, 2005 and 2006, respectively. The amortization of deferred set up costs is a component of cost of services.

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

        Accounting for Prepaid Sales Commissions and Royalties.   For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. During the three months ended March 31, 2005 and 2006, we deferred $677,000 and $1.1 million, respectively, of commissions and amortized $830,000 and $909,000, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products. During the three months ended March 31, 2005 and 2006, we deferred $822,000 and $994,000, respectively, of royalty expenditures and amortized $571,000 and $824,000, respectively, to cost of license and service revenue.

        Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $318,000 and $309,000 as of December 31, 2005 and March 31, 2006, respectively.

Accounting for Income Taxes.   In connection with preparing our financial statements, we are required to estimate income tax expense in each jurisdiction in which we operate. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2005, we determined that it is more likely than not that we will realize a portion of our deferred tax assets and reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million. During the three months ended March 31, 2006 the Company released a portion of its valuation allowance, resulting in a reduction in income tax expense of $700,000.

Accounting for Stock-Based Awards.  On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we adopted SFAS No. 123(R) starting in our fiscal first quarter of 2006, which began on January 1, 2006.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee stock options other than the amortization of deferred stock-based compensation cost associated with stock options granted at a discount from the deemed fair market value. We adopted the “modified prospective” method, outlined in SFAS No. 123(R). Under the “modified prospective” method compensation cost is recognized in the income statement beginning on the adoption date of SFAS No. 123(R):  (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after the adoption date;  (b) based on the requirements of SFAS 123 for all share-based payments that are un-vested as of December 31, 2005; and (c) excludes those options issued prior to the Phase Forward becoming a public entity which were valued using the “minimum value method”. Therefore, in accordance with the modified prospective method, we are amortizing the unamortized stock-based compensation expense related to those stock options that remained unvested as of December 31, 2005, whose fair value was calculated utilizing a Black-Scholes option pricing model.

In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

       We have a limited trading history for our common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, we have determined the expected life and the volatility for options granted in 2005 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected life of options we granted has been determined based on the average expected life of the options as reported by this peer group of companies. The expected life of options granted during the three months ended March 31, 2006 was 4.28 years. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the weighted average historical volatility of our own common stock beginning with January 2005. The expected volatility for options granted during the three months ended March 31, 2006 was 53%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we have applied an estimated forfeiture rate of 4.3% in the first quarter of  2006 in determining the expense recorded in our consolidated statement of income.

During the quarter ended March 31, 2005, we recorded $224,000 of stock-based compensation expense due to the amortization of previously recorded deferred compensation. During the quarter ended March 31, 2006, we recorded $456,000 of stock-based compensation expense, of which $328,000 was as a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation. The stock-based compensation expense included $44,000 in cost of revenues, $60,000 in research and development, $110,000 in selling and marketing and $242,000 in general and administrative expense for the three months ended March 31, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.01. As of March 31, 2006, there was $4.0 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.83 years.

Prior to the adoption of SFAS No. 123(R), we recorded deferred stock-based compensation in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Because there had been no public market for the our stock prior to the July 2004 initial public offering, our Board of Directors had determined the fair value of the common stock based upon several factors, including, but not limited to, our operating and financial performance, issuance of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of our common stock in connection with the initial public offering.

       During the three months ended March 31, 2005 and 2006, we recorded stock-based compensation expense of $224,000 and $128,000, respectively, related to these awards.

       As of March 31, 2006, there was an aggregate of $476,000 of deferred stock-based compensation remaining to be amortized approximately as follows: $247,000 in the remaining three quarters of 2006; $157,000 in the year ended December 31, 2007; $41,000 in the year ended December 31, 2008; $20,000 in the year ended December 31, 2009; and $11,000 through December 31, 2011. We amortize the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

        In the past, we awarded a limited number of stock options to non-employees. For these options, we recognize the stock-based compensation over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model.

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

Overview of Results of Operations for the Three Months Ended March 31, 2005 and 2006

        Total revenues increased by 15% or $3.1 million in the three months ended March 31, 2006 compared to the same period in 2005 due to an increase in service revenues of 24%.

        Our gross margin increased by 9% or $1.1 million in the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the increase in services revenues.

Operating income for the three months ended March 31, 2006 of $2.0 million increased 3% or $57,000 compared to the same period in 2005. Operating income in the first quarter of 2005 included a restructuring benefit of $92,000. The operating income for the three months ended March 31, 2005 and 2006 also included $224,000 and $456,000 of stock-based compensation expense, respectively.

The results for the three months ended March 31, 2006 were impacted by foreign exchange rate fluctuations, resulting in an approximately 3% decrease in both revenues and expenses for the period.

        As of March 31, 2006, we had $63.3 million of cash, cash equivalents and short-term investments, an increase of $2.7 million from $60.6 million at December 31, 2005. As of March 31, 2006, we had no outstanding debt.

Revenues

	Three Months Ended March 31,
	2005		2006		Change
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
License	$8,819	43%	$9,025	38%	$206	2%
Application hosting services	6,832	33	8,954	38	2,122	31%
Consulting services	1,394	7	2,739	12	1,345	96%
Customer support	3,517	17	2,898	12	(619)	(18)%

Total	$20,562	100%	$23,616	100%	$3,054	15%

        Total revenues increased in the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to increases in application hosting and consulting services revenues. The increase in revenue associated with our application hosting services in the three months ended March 31, 2006 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers. The increase in consulting revenue was primarily attributable to services relating to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln as well as additional InForm consulting revenue which was primarily related to our existing customer base. The decrease in customer support revenue in the three months ended March 31, 2006 was due primarily to a reduction in Clintrial and InForm training revenues as well as decreases in Clintrace and InForm customer support revenues. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues. In the future, we anticipate that the percentage of license revenues and service revenues will fluctuate as a percentage of total revenues, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers.

	Three Months Ended March 31,
	2005		2006		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$10,745	52%	$12,023	51%	$1,278	12%

United Kingdom	6,146	30	7,519	32	1,373	22%
France	2,282	11	2,374	10	92	4%
Asia Pacific	1,389	7	1,700	7	311	22%

International subtotal	9,817	48	11,593	49	1,776	18%

Total	$20,562	100%	$23,616	100%	$3,054	15%

        The increase in revenues worldwide was due to the increase in application hosting services revenue associated with our InForm product, as well as an increase in consulting services. The increase in U.S. revenue is primarily related to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln, while the increase in international revenues is primarily the result of additional enterprise-wide service agreements with one customer.

Cost of Revenues

	Three Months Ended March 31,
	2005		2006		Change
Costs of Revenues	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$448	5%	$706	8%	$258	58%
Services	7,212	61	8,895	61	1,683	23%

Total	$7,660	37%	$9,601	41%	$1,941	25%

        The cost of license revenue increased in the three months ended March 31, 2006 primarily due to a $170,000 increase in cost of royalties associated with our InForm software product and to a lesser extent certain modules of our Clintrial software product. In addition, amortization expense from acquired technologies relating to our recent acquisition of Lincoln increased by $90,000. The increase in cost of services in the three months ended March 31, 2006 was due primarily to increases in contractor and employee-related expenses of $701,000 and $505,000, respectively, associated with delivering increased services revenues. We also had expense increases for depreciation and computer related expenses of $174,000 and $193,000, respectively, which were the result of an increase in trials under management in the three months ended March 31, 2006 as compared to the same period in 2005. Computer related expenses include hardware and software support agreements as well as computer accessories. In addition, there were also expense increases in travel and royalty expense of $99,000 and $84,000, respectively. These increases were partially offset by a decrease in pass through expense of $130,000.

Gross Margin

	Three Months Ended March 31,
	2005		2006		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$8,371	95%	$8,319	92%	$(52)	(1)%
Services	4,531	39	5,696	39	1,165	26%

Total	$12,902	63%	$14,015	59%	$1,113	9%

        The license gross margin percentage declined in the three months ended March 31, 2006 due to an increase in royalty expense relating to our InForm software and certain modules of the Clintrial software as well as amortization expense relating to our acquisition of Lincoln. The services gross margin percentage was unchanged during the three months ended March 31, 2006, as revenues grew at approximately the same rate as expenses. The overall gross margin decreased in the three months ended March 31, 2006 due to the combination of additional license royalties and less license revenue as a percentage of total revenues. It is likely that gross margin, as a percentage of revenue will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects. For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenue is recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended March 31,
	2005		2006		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$3,951	19%	$4,237	18%	$286	7%
Research and development	3,281	16	3,624	15	343	10%
General and administrative	3,804	18	4,139	18	335	9%
Restructuring	(92)	—	—	—	92	100%

Total	$10,944	53%	$12,000	51%	$1,056	10%

        Sales and Marketing.   Sales and marketing expenses increased in the three months ended March 31, 2006 primarily due to a $148,000 increase in employee-related expenses related to a headcount increase of 6 people and a $126,000 increase in stock-based compensation expense. We also experienced a $79,000 increase in commission expense due to an increase in revenues. These expense increases were partially offset by a decrease in occupancy expense of $43,000. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

        Research and Development.   Research and development expenses increased in the three months ended March 31, 2006 primarily due to employee-related expenses of $301,000 relating to a headcount increase of 9 people.  In addition, travel expense increased $37,000 and amortization expense related to acquired intangible assets added $30,000. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

        General and Administrative.   General and administrative expenses increased in the three months ended March 31, 2006 primarily due to an increase of $151,000 in outside contractor expenses. Further expense increases included depreciation and computer related expenses of $69,000 and $63,000. Computer related expenses include hardware and software support agreements as well as computer accessories. In addition, stock-based compensation expense increased $82,000.  These expense increases were partially offset by a decrease in professional fees of $173,000 associated with legal fees related to defending our intellectual property.

Operating Income, Other Income (Expense)

	Three Months Ended March 31,
	2005		2006		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$1,958	10%	$2,015	9%	$57	3%

Other income (expense)
Interest income	348	2	596	3	248	71%
Interest expense	(144)	(1)	—	—	144	100%
Other, net	(130)	(1)	(64)	—	66	51%

Total other income	$74	0%	$532	3%	$458	619%

 Operating Income.  The increase in operating income in the three months ended March 31, 2006 was primarily due to the increase in total gross margin which was partially offset by an increase in operating expenses.

        Other Income (Expense).   The increase in interest income in the three months ended March 31, 2006 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment. The decrease in interest expense was due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense decreased primarily due to a decrease in foreign exchange losses compared to the same period in 2005.

Provision for Income Taxes

	Three Months Ended March 31,
	2005		2006		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$564	3%	$461	2%	$(103)	(18)%

Provision for Income Taxes. The provision for income taxes in 2005 and 2006 represents income taxes payable in both our U.S. and foreign operations that cannot be offset through loss carryforwards. The effective tax rate for 2006 decreased to 18% compared to an effective tax rate of 28% for 2005. The decrease in our effective tax rate is primarily due to a reduction in U.S. income taxes payable, partially offset by an increase in taxes payable for our U.K. operations. The reduction to U.S. income tax payable is due to a reduction in the amount of net operating losses utilized to reduce tax expense and the release of a portion of our deferred tax asset valuation allowance of $700,000, which was recognized through a reduction to income tax expense. The increase in tax payable for our U.K. operations, was due to a reduction in our net operating loss carryforwards which can be used to offset taxable income. In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order they were incurred. The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities, but does not reduce the amount of income tax expense for financial reporting purposes as it is recorded as a reduction to goodwill.

Liquidity and Capital Resources

        Our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $60.6 million and $63.3 million at December 31, 2005 and March 31, 2006, respectively, and accounts receivable of $24.9 million and $21.1 million, respectively.

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

Net cash provided by operating activities was $3.3 million in the three months ended March 31, 2006, which was greater than net income of $2.1 million. This difference is primarily due to $1.3 million of non-cash depreciation and amortization, $456,000 of stock-based compensation, an increase in deferred revenue of $5.3 million, and a decrease in accounts receivable of $4.2 million, partially offset by the payment of accrued litigation settlement of $8.5 million, an increase in deferred costs of $489,000 and a reduction of accrued expenses of $952,000.

Net cash used by investing activities was $1.9 million during the three months ending March 31, 2006, which was primarily due to the purchase of short-term investments of $3.7 million and capital expenditures associated with expansion of our hosting facility and purchase of computer equipment to support of our expanding work force of $1.2 million partially offset by $3.0 million of proceeds from maturities of short-term investments.

Net cash used in financing activities was $802,000 in the three months ended March 31, 2006, consisting of $554,000 of proceeds from the exercise of common stock options and $248,000 from the tax benefit associated with the exercise of options.

At December 31, 2005 and March 31, 2006, we had a $1.3 million of outstanding letter of credit related to our facility. The letter of credit reduces the amount available under our line of credit with a bank. In April, 2006, the letter of credit was reduced to $500,000.

Substantially all of our long-lived assets as December 31, 2005 and March 31, 2006 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2005 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

Contractual Obligations	Payments Due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,960	$3,091	$4,676	—	—
Total	$7,960	$3,091	$4,676	—	—

        Effective March 31, 2004, we renewed our working capital line of credit with a bank and increased the amount which we could borrow to $5.0 million   Borrowings under the working capital line of credit were secured by substantially all our assets. We entered into a negative pledge agreement that, subject to certain exceptions, generally prohibited us from pledging our intellectual property to others. In August of 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants. Under the terms of this credit line, we are required to comply with certain financial covenants. Effective March 31, 2006 the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2005 and March 31, 2006, $0 was outstanding under the working capital line of credit. At March 31, 2006, there was $700,000 available under the line of credit and $1.3 million reserved under a letter of credit associated with our leased facilities. In April 2006, the letter of credit was reduced to $500,000. At March 31, 2006, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During the three months ended March 31, 2005 and 2006, 48% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of March 31, 2006, we had $4.9 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2006, our foreign exchange receivable exposure would have fluctuated by approximately $490,000. In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of March 31, 2006, we entered into contracts to hedge approximately $3.0 million, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $63.3 million at March 31, 2006. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2005 and March 31, 2006, there were no amounts outstanding under our working capital line of credit. At March 31, 2006, there was $700,000 available under the line of credit and $1.3 million reserved under a letter of credit associated with our leased facilities. In April 2006, the letter of credit was reduced to $500,000.

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.          Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation, including the litigation described in Note 13 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

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

Item 1A.       Risk Factors

Certain Factors Which May Affect Future Results

There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the inclusion herein of an additional Risk Factor below entitled “Consolidation among our clients could cause use to lose clients, decrease the market for our products and result in a reduction of our revenues.”

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

•                    changes in medical practices; and

•                    changes in the purchasing patterns of entities conducting clinical research and monitoring safety.

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

Consolidation among our clients could cause us to lose clients, decrease the market for our products and result in a reduction of our revenues.

Our customer base could decline because of consolidation, and we may not be able to expand sales of our products and services to new clients. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occur, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to continue to achieve growth.

Risks Related to Our Company

 Our software products and hosted solutions are at varying stages of market acceptance and the failure of any of our products to achieve or maintain wide acceptance would harm our operating results.

 We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001. We only began begin offering our WebVDME, CTSD and WebSDM products after our August 2005 acquisition of Lincoln. Continued use of our InForm, Clintrial and Clintrace software products, and broad and timely acceptance of our WebVDME, CTSD and WebSDM products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

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

Our top five customers accounted for approximately 39% of our revenues during the three months ended March 31, 2006. Two customers, Eli Lilly and Company and GlaxoSmithKline, together accounted for approximately 25% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collect ability of our accounts receivables, our liquidity and our future operating results.

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

We incurred significant losses in each year from our inception in September 1997 through 2003 and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $99.0 million at March 31, 2006. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenue does not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

We have been experiencing a period of rapid growth that is placing a significant strain on our operational and financial resources and our personnel. From January 1, 1999 to March 31, 2006, the number of our employees increased from 35 to 421. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

For the three months ended March 31, 2006, approximately 49% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

At March 31, 2006, our directors and executive officers and their affiliates beneficially controlled approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 5.          Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President, Human Resources, Victor P. Becker; our Chairman and Chief Strategy Officer, Paul A. Bleicher; our Vice President, General Counsel and Secretary, D. Ari Buchler; our Vice President of Worldwide Sales, Stephen J. Powell; our Senior Vice President, Steven J. Rosenberg; and our President and Chief Executive Officer, Robert K. Weiler have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6.       Exhibits.

Exhibit No.	Description
10.1+	2006 Global Sales Executive Incentive Compensation Plan.
10.2+	2006 Management Incentive Plan.
10.3+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.4	Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc.
10.5	License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company.
10.6	Seventh Loan Modification Agreement with Silicon Valley Bank.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Rodger Weismann
Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: May 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1+	2006 Global Sales Executive Incentive Compensation Plan.
10.2+	2006 Management Incentive Plan.
10.3+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.4	Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc.
10.5	License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company.
10.6	Seventh Loan Modification Agreement with Silicon Valley Bank.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Indicates a management contract or any compensatory plan, contract or arrangement.