Form 10-Q
period 2006-06-30
PHASE FORWARD INC
filed 2006-08-08
CIK 1050180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

As of July 30, 2006, the registrant had 35,090,191 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2006
Table of Contents

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31,	As of June 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$51,779	$41,386
Short-term investments	8,807	22,347
Accounts receivable, net of allowance of $318 and $296 in 2005 and 2006, respectively	24,923	18,589
Deferred set up costs, current portion	1,266	1,455
Prepaid commissions and royalties, current portion	3,710	3,878
Prepaid expenses and other current assets	2,248	1,859
Deferred income taxes	4,025	4,313

Total current assets	96,758	93,827

Property and equipment, net	7,543	8,066
Deferred set up costs, net of current portion	782	1,166
Prepaid commissions and royalties, net of current portion	2,386	2,646
Intangible assets, net of accumulated amortization of $306 and $741 in 2005 and 2006, respectively	3,594	3,159
Goodwill	24,960	24,383
Deferred income taxes	3,747	3,726
Other assets	174	266

Total assets	$139,944	$137,239

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,110	$2,620
Accrued expenses	12,472	10,345
Accrued earn-out	2,000	—
Accrued litigation settlement	8,500	—
Deferred revenues, current portion	43,751	44,949
Deferred rent, current portion	394	273

Total current liabilities	69,227	58,187

Deferred revenues, net of current portion	2,743	3,353
Deferred rent, net of current portion	1,140	884
Other long-term liabilities	117	284

Total liabilities	73,227	62,708

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—33,720 and 35,087 shares in 2005 and 2006, respectively	337	351
Additional paid-in capital	168,947	171,731
Deferred stock-based compensation	(611)	—
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(800)	(369)
Accumulated deficit	(101,045)	(97,071)

Total stockholders’ equity	66,717	74,531

Total liabilities and stockholders’ equity	$139,944	$137,239

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues:
License	$8,632	$9,383	$17,451	$18,408
Service	12,066	15,339	23,809	29,930
Total revenues	20,698	24,722	41,260	48,338
Costs of revenues:
License	589	597	1,037	1,303
Service(1)	7,464	9,007	14,676	17,902
Total cost of revenues	8,053	9,604	15,713	19,205
Gross margin:
License	8,043	8,786	16,414	17,105
Service	4,602	6,332	9,133	12,028
Total gross margin	12,645	15,118	25,547	29,133
Operating expenses:
Sales and marketing(1)	3,960	5,184	7,911	9,421
Research and development(1)	3,489	3,860	6,770	7,484
General and administrative(1)	3,218	4,448	7,022	8,587
Restructuring	—	—	(92)	—
Total operating expenses	10,667	13,492	21,611	25,492
Income from operations	1,978	1,626	3,936	3,641
Other income (expense):
Interest income	439	679	787	1,275
Interest expense	—	—	(144)	—
Other expense, net	(11)	—	(141)	(64)
Total other income, net	428	679	502	1,211
Income before provision for income taxes	2,406	2,305	4,438	4,852
Provision for income taxes	568	417	1,132	878
Net income	$1,838	$1,888	$3,306	$3,974
Net income per share applicable to common stockholders:
Basic	$0.05	$0.06	$0.10	$0.12
Diluted	$0.05	$0.05	$0.09	$0.11
Weighted average number of common shares used in net income per share calculations:
Basic	32,869	34,256	32,663	34,006
Diluted	34,639	35,933	34,588	35,587

(1) Amounts include stock-based expenses, as follows:

Costs of service revenues	$12	$49	$37	$93
Sales and marketing	12	98	(4)	208
Research and development	40	67	95	127
General and administrative	69	345	229	587

Total stock-based compensation expenses	$133	$559	$357	$1,015

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2006

Operating activities
Net income	$3,306	$3,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,571	2,525
Stock-based compensation	357	1,015
Loss on disposal of fixed assets	12	12
Foreign currency exchange loss	147	61
Provision for allowance for doubtful accounts	(35)	79
Deferred income taxes	—	(267)
Tax benefit related to exercise of stock options	—	(724)
Non-cash income tax expense	769	912
Amortization of premiums or discounts on short-term investments	(26)	(9)
Changes in assets and liabilities:
Accounts receivable	3,370	6,978
Deferred costs	(945)	(872)
Prepaid expenses and other current assets	(226)	432
Accounts payable	(352)	407
Accrued expenses	(1,052)	(2,126)
Accrued litigation settlement	—	(8,500)
Deferred revenues	4,030	1,776
Deferred rent	105	(375)
Net cash provided by operating activities	11,031	5,298

Investing activities
Proceeds from maturities of short-term investments	(6,549)	15,718
Purchase of short-term investments	2,525	(29,249)
Purchase of property and equipment	(1,532)	(2,530)
Payment on earn-out under acquisition	—	(2,000)
Decrease (increase) in other assets	9	(79)
Net cash used in investing activities	(5,547)	(18,140)

Financing activities
Payments on lines of credit and notes payable	(4,407)	—
Proceeds from issuance of common stock	2,218	1,675
Proceeds from repayment of subscriptions receivable	127	—
Tax benefit related to exercise of options	—	724
Net cash (used in) provided by financing activities	(2,062)	2,399

Effect of exchange rate changes on cash and cash equivalents	(452)	50
Net increase (decrease) in cash and cash equivalents	2,970	(10,393)
Cash and cash equivalents at beginning of period	53,485	51,779
Cash and cash equivalents at end of period	56,455	41,386
Short-term investments at end of period	8,816	22,347
Total cash, cash equivalents and short-term investments at end of period	$65,271	$63,733

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2006, the results of its operations for the three and six months ended June 30, 2005 and 2006 and its cash flows for the six months ended June 30, 2005 and 2006. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 13, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, including clinical trial safety signal detection, and applied data standards. The results of Lincoln have been included in the unaudited financial statements since the date of acquisition (see Note 5).

As of June 30, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Financial Accounting Standards Board, or FASB, SFAS No. 123(R), Share-Based Payment.  See Note 9 for additional information regarding the Company’s adoption of SFAS No. 123(R).

2.   Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of  term licenses for the Company’s software products including; InForm™, Clintrial™, Clintrace™, WebVDME™, CTSD™ and WebSDM™.  Service revenues are derived from the Company’s delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
License	$8,632	$9,383	$17,451	$18,408
Application hosting services	7,275	9,374	14,106	18,328
Consulting services	1,622	2,617	3,017	5,356
Customer support	3,169	3,348	6,686	6,246

Total	$20,698	$24,722	$41,260	$48,338

The Company recognizes software license revenues in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application hosting services is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware,  SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

The Company’s software license revenues are earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

The Company sells perpetual licenses for the Clintrial and Clintrace software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

In addition to making its software products available to customers through licenses, the Company offers its InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.  Revenues resulting from InForm application hosting services consists of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period.  These fees and costs are amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are revenues attributable to the software license used by the customer.

Revenues resulting from hosting services for the WebVDME, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

One customer, GlaxoSmithKline, accounted for approximately 16% and 16% of the Company’s total revenues in the three months ended June 30, 2005 and 2006, respectively, and 16% and 17% of the Company’s total revenues in the six months ending June 30, 2005 and 2006 respectively, and $1,725 and $1,456 of accounts receivable outstanding as of December 31, 2005 and June 30, 2006, respectively.

The Company deferred $509 and $970 of set up costs and amortized $398 and $554 during the three months ended June 30, 2005 and 2006, respectively, and deferred $1,175 and $1,601 of set up costs and amortized $847 and $1,028 in the six months ended June 30, 2005 and 2006, respectively.   The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represent amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, the Company has not experienced any material losses on uncompleted application hosting or consulting contracts.

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $193 and $254 of out of pocket expenses in service revenues and cost of service revenues in the three months ended June 30, 2005 and 2006, respectively, and included $390 and $321 of out-of-pocket expenses in service revenues and cost of service revenues in the six months ended June 30, 2005 and 2006, respectively.

3.   Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company capitalizes related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period that the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $646 and $1,193 of commissions and amortized to sales and marketing expense $905 and $1,052 in the three months ended June 30, 2005 and 2006, respectively, and deferred $1,323 and $2,282 of commissions and amortized to sales and marketing expense $1,735 and $1,961 in the six months ended June 30, 2005 and 2006, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $1,412 and $637 of royalties and amortized to cost of revenues $728 and $700 in the three months ended June 30, 2005 and 2006, respectively, and deferred $2,234 and $1,631 of royalties and amortized to cost of revenues $1,299 and $1,524 in the six months ended June 30, 2005 and 2006, respectively.

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

The aggregate purchase price was $13,167.  The acquisition agreement calls for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000, respectively.  The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006.  Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition.  The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

The components of the consideration were as follows:

Amount
Cash paid	$11,000
Acquisition costs	167
Accrued earn-out	2,000
Total purchase price to be allocated to acquired asset subject to amortization	$13,167

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition and the $2,000 of additional cash consideration earned in 2005:

		Amount
Current assets		$1,486
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500	3,900
Goodwill		8,430
Total assets acquired		14,079
Current liabilities		(912)
Net assets acquired		$13,167

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

A rollforward of the liability for lease abandonment costs is as follows:

Amount
Provision for lease abandonment costs as of August 25, 2005	$270
Payments made during the year ended December 31, 2005	(48)
Balance as of December 31, 2005	$222
Reduction to provision during the six months ended June 30, 2006	(116)
Payments made during the six months ended June 30, 2006	(57)
Balance as of June 30, 2006	$49

The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2005.  The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pro forma revenues	$22,005	$43,732
Pro forma income from operations	1,909	3,705
Pro forma net income applicable to common stockholders	1,786	3,134
Pro forma net income per share applicable to common stockholders:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

6.   Net Income Per Share

Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

A reconciliation of basic and diluted shares for the three and six months ended June 30, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Basic weighted average common shares outstanding	32,869,181	34,256,394	32,662,841	34,006,222
Weighted average common equivalent shares	1,769,664	1,676,661	1,924,820	1,580,287
Diluted weighted average common shares outstanding	34,638,845	35,933,055	34,587,661	35,586,509

For the three months ended June 30, 2005 and 2006, diluted weighted average shares outstanding do not include options outstanding to purchase 668,000 and 113,500 common equivalent shares, respectively, as their effect would have been anti-dilutive.

For the six months ended June 30, 2005 and 2006, diluted weighted average shares outstanding do not include options outstanding to purchase 483,000 and 390,587 common equivalent shares, respectively, as their effect would have been anti-dilutive.

7.   Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of ($17) and $1 for the three months ended June 30, 2005 and 2006, respectively, and ($147) and ($61) for the six months ended June 30, 2005 and 2006, respectively.  Such gains (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity.

8.   Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company’s intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and (losses) excluded from earnings and reported in a seperate component of stockholders’ equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. All securities, with the exception of auction rate securities, are classified as held-to-maturity securities.

Cash, cash equivalents and short-term investments as of December 31, 2005 and June 30, 2006 consist of the following:

		December 31, 2005
	Contracted		Fair Market
Description	Maturity	Amortized Cost	Value
Cash	Demand	$20,108	$20,108
U.S. agency notes	50 days	4,716	4,717
Money market funds	Demand	26,955	26,955
Total cash and cash equivalents		$51,779	$51,780

Banker’s acceptance	139 days	$420	$420
Certificate of deposit	298 days	400	400
U.S. agency notes	153 days	3,639	3,639
Corporate bonds	302 days	4,348	4,338
Total short-term investments		$8,807	$8,797

		June 30, 2006
	Contracted		Fair Market
Description	Maturity	Amortized Cost	Value
Cash	Demand	$14,764	$14,764
U.S. agency notes	41 days	5,481	5,481
Certificate of deposit	66 days	1,299	1,299
Money market funds	Demand	19,842	19,842
Total cash and cash equivalents		$41,386	$41,386

Auction rate securities	32 years	$10,600	$10,600
Certificate of deposit	210 days	1,647	1,646
U.S. agency notes	166 days	5,591	5,584
Corporate bonds	290 days	4,509	4,498
Total short-term investments		$22,347	$22,328

The Company has had no realized gains or losses to date from the sale of money market accounts or short-term investments.

9.   Stock-Based Compensation

The Company currently has four plans under which it may grant stock-based compensation awards to its employees and non-employees.

Stock-Based Compensation Plans

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”).  Under the 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones.  As of June 30, 2006, the Company had 233,728 share options unissued under this plan.  The Company has not issued options under this plan since its July 2004 initial public offering, but may do so in the future.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1.5 million shares of common stock under the 2004 Plan.  Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant.  The remainder of the stock options granted in 2005 were service-based options and vest over a period of four years from the date of grant.  On May 3, 2006, the Company’s shareholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1.5 million shares to 3.5 million shares.  As of June 30, 2006, the

Company had 1,124,250 shares available for grant under this plan.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”).  The Company reserved for issuance an aggregate of 362,000 shares of common stock under this plan.  Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock.  On June 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 share options.  The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. As of June 30, 2006, the Company had 234,875 share options available for future grant under this plan.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which became effective after the completion of the Company’s initial public offering on July 20, 2004. The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock. The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations. The first payment period began on September 2, 2004 and ended on November 30, 2004.  All subsequent payment periods consist of six-month periods commencing on December 1 and June 1 and ending on the last day of November and May of each calendar year.

Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the last reported sale price of the Company’s common stock on the first business day of the payment period and (2) 85% of the last reported sale price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the last reported sale price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan under SFAS No.123(R).

Accounting for Stock-Based Compensation

On December 16, 2004 the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) requires adoption for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.

The Company adopted the “modified prospective” method outlined in SFAS No. 123(R). Under the “modified prospective” method, compensation cost is recognized in the income statement beginning on the adoption date of SFAS No. 123(R): (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after the adoption date;  (b) based on the requirements of SFAS No. 123 for all share-based payments that are unvested as of December 31, 2005, and (c) excludes those stock options issued by the Company prior to it becoming a public entity which were valued using the “minimum value” method. Therefore commencing January 1, 2006, in accordance with the modified prospective method, the Company is amortizing the unamortized stock-based compensation expense related to those stock options that remained unvested as of December 31, 2005, whose fair value was calculated utilizing a Black-Scholes option pricing model.

In accordance with the adoption of the modified prospective method, the Company’s results of operations and financial position for prior periods have not been restated.

Deferred Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee share-based payments other than the stock-based compensation cost associated with stock options granted at a discount from the deemed fair market value.  This stock-based compensation expense is recorded in the amount by which the exercise price of an option is less than the deemed fair value of the Company’s common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering, the Company’s Board of Directors had determined the fair value of the common stock based upon several factors, including, but not limited to, the Company’s operating and financial performance, issuance of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the Company’s common stock in connection with the initial public offering.

During the six months ended June 30, 2005 and 2006, the Company recorded stock-based compensation expense of $357 and $212, respectively, related to such previously granted stock options.

As of June 30, 2006, there was an aggregate of $384 of stock-based compensation remaining to be expensed in connection with previously granted discounted stock options.  This expense will be recorded as follows: $156 in the remaining two quarters of 2006; $156 in 2007; $41 in 2008; $20 in 2009; and $11 through 2011.  The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In the past, the Company awarded a limited number of stock options to non-employees. For these options, the Company recognizes the stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the date of grant using the Black-Scholes option-pricing model.

Stock Option Grant Date Fair Value

Effective with the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, the Company determined the expected life and the volatility for options granted in 2005 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning with January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statement of income.

The weighted average fair value of options granted during the three months ended June 30, 2005 under the Black-Scholes option pricing model was $3.19. The Company did not issue stock options during the three months ended June 30, 2006.   The weighted average assumptions utilized to determine fair value for the periods reported are indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Risk-free interest rate	3.96%	—	3.99%	4.65%
Expected volatility	58%	—	61%	53%
Expected life (in years)	4.00	—	4.12	4.28
Expected dividend yield	—	—	—	—

Restricted Stock Awards

On June 6, 2006, the Company awarded 942,250 shares of restricted stock to its Chief Executive Officer, members of the Company’s senior management team and other key employees. The restricted stock award to the Chief Executive Officer vests 25% after three years of service, 50% after four years and 100% after five years. The remaining restricted stock awards generally vest 50% after two years of service, 75% after three years and 100% after four years.   The Company calculated restricted stock award expense using the fair value on the date of grant. This expense is amortized on a straight-line basis over the service period. The stock-based compensation expense associated with the 942,250 restricted stock awards is weighted based on the period of time the awards were outstanding during the three and six month period ended June 30, 2006.  Generally, employees will forfeit awarded restricted shares if their employment is terminated prior to vesting.  The Company is applying an estimated annual forfeiture rate of 8% in determining the expense recorded in the

Company’s consolidated statements of income.  The restricted stock awards have also been reflected in the calculation of basic and diluted earnings per share.

Stock-Based Compensation Expense

During the quarter ended June 30, 2006, the Company recorded $559 of stock-based compensation expense, $476 of which resulted from adoption of SFAS No. 123(R). The remaining $83 of stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options granted at a discount from the deemed fair market value prior to the Company’s initial public offering. The stock-based compensation expense included $49 in cost of revenues, $67 in research and development, $98 in sales and marketing and $345 in general and administrative expense for the three months ended June 30, 2006.  For the three months ending June 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.01 and $0.02, respectively. For the six months ended June 30, 2005 and 2006, stock-based compensation expense reduced diluted earnings per share by $0.02 and $0.03, respectively.  As of June 30, 2006, there was $12,725 of deferred stock-based compensation related to unvested market-based share awards that is expected to be recognized over a weighted average period of 3.6 years.

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$1,838	$3,306
Stock-based compensation expense included in reported net income	133	357
Stock-based compensation expense determined under the fair value based method, net of related tax effects	(755)	(1,304)

Net income – pro forma	$1,216	$2,359

Income per common equivalent share:
Basic – as reported	$.05	$.10

Diluted – as reported	$.05	$.09

Basic – pro forma	$.04	$.07

Diluted – pro forma	$.04	$.07

The 2004 ESPP was amended effective December 1, 2005 such that the plan is a non-compensatory plan under SFAS No. 123(R) in 2006. The assumptions used to calculate the SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, pro forma disclosure for shares purchased under the 2004 ESPP under the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Average risk-free interest rate	3.12%	2.77%
Expected volatility	60%	60%
Expected life (in years)	0.5	0.5
Expected dividend yield	—	—

Stock Option Activity

A summary of stock option activity under the three plans as of June 30, 2006, and changes during the three months ended June 30, 2006, is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at March 31, 2006	4,170,090	$4.70
Granted	—	—
Exercised	(250,496)	3.79
Cancelled	(8,597)	5.77
Outstanding at June 30, 2006	3,910,997	4.75	7.18	$26,475

Exercisable at June 30, 2006	2,271,997	3.62	6.33	$17,938

Vested or expected to vest at June 30, 2006 (1)	3,648,190	$4.63	7.09	$25,850

(1)          The vested or expected to vest options at June 30, 2006 include both the vested options and the number of options expected to vest calculated by applying an estimated forfeiture rate to the unvested options.

(2)          The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on June 30, 2006 of $11.52 and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock option shares as of June 30, 2006, and changes during the three months ended June 30, 2006, is as follows:

Unvested Shares	Shares	Weighted Average Grant- Date Fair Value
Unvested at March 31, 2006	1,860,339	$6.14
Granted	—	—
Vested	(212,742)	4.85
Forfeited	(8,597)	5.77
Unvested at June 30, 2006	1,639,000	$6.31

The following table summarizes information regarding the Company’s stock options outstanding and exercisable at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10 - 0.60	26,351	2.03	$0.14	26,351	$0.14
0.61 - 1.20	29,850	3.30	1.00	29,850	1.00
1.21 - 2.40	5,000	3.47	2.00	5,000	2.00
2.41 - 3.00	2,009,209	6.14	3.00	1,751,802	3.00
3.01 - 4.80	168,959	7.58	4.50	67,134	4.50
4.81 - 5.40	52,850	3.74	5.00	52,850	5.00
5.41 - 6.00	85,388	7.70	6.00	39,298	6.00
6.01 - 7.80	1,192,390	8.64	6.75	280,962	6.91
7.81 - 9.00	241,000	9.18	7.87	—	—
9.01 - 10.29	100,000	9.40	10.29	18,750	10.29
	3,910,997	7.18	$4.75	2,271,997	$3.62

Restricted Stock Awards Activity

A summary of restricted stock awards activity during the three months ended June 30, 2006, is as follows:

Restricted Stock Awards	Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at March 31, 2006	—
Awarded	942,250	$12.12
Forfeited	—
Outstanding at June 30, 2006	942,250	$12.12	4.23	$10,855

Expected to be free of restrictions (1)	750,945	$12.12	4.23	$8,651

(1)          The expected to be free of restrictions at June 30, 2006 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is the fair value per share of the Company’s common stock on June 30, 2006 of $11.52.

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

A rollforward of the net carrying amount of goodwill is as follows:

Amount
Balance as of December 31, 2004	$21,817
Utilization of acquired net operating losses – Clinsoft	(2,057)
Increase associated with the acquisition of Lincoln	8,430
Release of valuation allowance related to acquired net operating losses – Clinsoft	(3,230)
Balance as of December 31, 2005	$24,960
Decrease associated with the acquisition of Lincoln	(386)
Release of valuation allowance related to acquired net operating losses – Clinsoft	(191)
Balance as of June 30, 2006	$24,383

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

During the six months ending June 30, 2006, adjustments totaling $386 were recorded as decreases to goodwill associated with the acquisition of Lincoln. The Company received payment of $147 for previously written-off accounts receivable, deferred revenues were reduced by $123 due to the completion of two services engagements and $116 was related to the sublease of the abandoned Lincoln facility.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following:

		As of December 31, 2005		As of June 30, 2006
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$127	$1,800	$307
Customer relationships	5 years	1,600	112	1,600	272
Non-compete agreements	2 years	300	53	300	128
Tradename	5 years	200	14	200	34
Total		$3,900	$306	$3,900	$741

Amortization expense related to intangible assets for the three months ended June 30, 2005 and 2006 was $0 and $217, respectively, and for the six months ended June 30, 2005 and 2006, was $0 and $435, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years is as follows:

Year ended December 31,	Amount
2006	$435
2007	817
2008	720
2009	720
2010	467
Total	$3,159

11.  Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of June 30,
	2005	2006
Accrued payroll and related benefits	$5,327	$4,374
Accrued other expenses	4,037	3,549
Accrued royalties	2,411	1,867
Accrued income taxes	697	555
Total	$12,472	$10,345

12.  Debt

Prior to August, 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company. Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions.  In August of 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000.  As of December 31, 2005 and June 30, 2006, there were no amounts outstanding under the working capital line of credit.  At June 30, 2006, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility.  At June 30, 2006, the Company was in compliance with all financial covenants.

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

On February 15, 2006, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC.  The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of the Company’s products and services and certain products and services of the Company’s customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump sum payment to Datasci in the amount of $8,500 to settle the claim. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties. The Company does not anticipate changing any of its products as a result of the license to this patent.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to the future cash flows of the Company, either directly or indirectly. As such, the settlement amount was recorded as a charge to operations. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the Company’s 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded the impact of the settlement in 2005 as a charge to operations.   The settlement was paid during the three months ending March 31, 2006.

14.  Stockholders’ Equity

During the six months ended June 30, 2006, the Company issued 410,470 shares of common stock in connection with the exercise of stock options resulting in proceeds of $1,517 and 14,137 shares of common stock under the 2004 ESPP resulting in proceeds of $152.

15.  Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$1,838	$1,888	$3,306	$3,974
Cumulative translation adjustment	(368)	306	(533)	431
Comprehensive income	$1,470	$2,194	$2,773	$4,405

16.  Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transactions gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts which relate to the British pound, euro, and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated gains and losses on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in current operations.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company:

		As of December 31, 2005		As of June 30, 2006
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$10,303	900	$1,664
Euro	Purchase	(500)	(592)	—	—
Japanese yen	Sale	156,000	1,317	100,000	873
			$11,028		$2,537

As of December 31, 2005 and June 30, 2006, the forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and June 30, 2006, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency gains (losses), net of hedging, were ($17), and $1 for the three months ended June 30, 2005 and 2006, respectively,

and ($147) and ($61) for the six months ended June 30, 2005 and 2006, respectively.   The Company settles forward foreign exchange contacts in cash.

17.       Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2005 and 2006 were 24% and 18%, respectively, and 26% and 18% for the six months ended June 30, 2005 and 2006, respectively.  The Company’s effective tax rates were lower than the Company’s statutory federal and state rate of 40% due to the utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of June 30, 2006 of approximately $8.0 million. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

18.       Recently Issued Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company is currently analyzing the effect, if any, FIN 48 will have on the Company’s consolidated financial position and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  We urge you to consider the risks and uncertainties described in Item 1A of this Quarterly Report on Form 10-Q in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations, or CROs, and other entities engaged in clinical trial and safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies.  The most significant of these transactions are the acquisitions of Clinsoft Corporation (“Clinsoft”) and Lincoln Technologies, Inc. (“Lincoln”), which are described below.

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln, a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards.  Lincoln’s products consisted of WebVDME, CTSD and WebSDM. The aggregate purchase price was approximately $13.2 million.  The acquisition agreement calls for additional cash consideration, to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million in 2005 and 2006, respectively.  The 2005 financial targets associated with additional cash consideration were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May of 2006.  Additional cash consideration associated with 2006 financial targets will be accrued if and when achievement of certain financial targets is reached and will be included as additional consideration towards the purchase price of the acquisition.  The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

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

Litigation Settlement

On February 15, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.  We do not anticipate changing any of our products as a result of the license to this patent.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to our future cash flows, either directly or indirectly.  As such, the settlement amount was recorded as a charge to operations.  Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations.  The settlement was paid during the three months ended March 31, 2006.  During the six months ended June 30, 2006, we incurred expense of $373,000 relating to our defense in this suit, which is included in general and administrative expenses.

Sources of Revenues

We derive our revenues from software licenses and services.  License revenues are derived principally from the sale of term licenses for our software products including; InForm, Clintrial, Clintrace, WebVDME, CTSD and WebSDM.  Service revenues are derived principally from our delivery of the hosted solution of our InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of our products.  We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenues.

One customer, GlaxoSmithKline, accounted for approximately 16% and 16% of our total revenues in the three months ended June 30, 2005 and 2006, respectively, and 16% and 17% of our total revenues in the six months ending June 30, 2005 and 2006 respectively, and $1.7 million and $1.5 million of accounts receivable outstanding as of December 31, 2005 and June 30, 2006, respectively.  Our top 20 customers accounted for approximately 69% and 68% of our total revenues, net of reimburseable out-of-pocket expenses in the three months ended June 30, 2005 and 2006, respectively, and 69% and 67% of our total revenues, net of reimburseable out-of-pocket expenses in the six months ended June 30, 2005 and 2006, respectively.

License Revenues

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

Following our acquisition of Clinsoft in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenues on the perpetual licenses upon delivery of the software.  We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.  However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

Service Revenues

Application Hosting Services.    In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services.  Service revenues from application hosting services are derived principally from our InForm hosted solution.

Revenues resulting from the InForm hosting service consist of three stages for each clinical trial:

•                  First stage—trial and application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•                  Second stage—application hosting and related support services; and

•                  Third stage—services required to close out, or lock, the database for the clinical trial.

Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and then amortized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application set up. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination-related fees may be charged and if so, such fees are recognized in the period of termination.

Revenues resulting from hosting services for our WebVDME, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

In addition, application hosting service revenues include hosting services associated with term license customers and reimbursable out-of-pocket expenses.

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

Customer Support.    We have a multinational services organization to support our software products and hosted solutions worldwide. Customer support includes telephone support, software maintenance and training. We bundle customer support in our software term licenses and allocate 10% of the value of the license to customer support revenues. Our customer support revenues also consist of customer support fees paid by perpetual license customers. Customer support revenues are recognized ratably over the period of the customer support or term license agreement, with payment terms generally annually in advance.

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of service revenues and in the sales and marketing, research and development, and general and administrative expense categories.

Cost of Revenues.    Cost of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition to these costs we have also incurred expense for the amortization of acquired technologies associated with the acquisition of Lincoln. The cost of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services, and costs consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation.

The cost of service revenues vary based upon the number of employees in the service organization, the type of work performed, and royalties associated with revenues derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for our InForm application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenues as compared to our cost of license revenues primarily due to the employee-related and outside contractor expenses associated with providing services.

Gross Margin.    Our gross margin on license revenues varies based on the mix of royalty- and non-royalty-bearing license revenues and the amount of amortization of acquired technologies. Our gross margin on service revenues varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenues are recognized ratably over the software license term, typically three to five years, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenues will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenues.

Sales and Marketing.    Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising, allocated overhead and the amortization of commissions. We expect that sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

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

Restructuring.    We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of June 30, 2005, payments for all remaining expenses were completed and as a result we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative include stock-based compensation expense since January 1, 2006.  Stock-based compensation costs includes the fair value of stock options and the fair market value of restricted stock awards expensed over their respective service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended June 30, 2005 and 2006, approximately 48% and 50%, respectively, of our revenues were generated in locations outside the United States.  In the six months ended June 30, 2005 and 2006, approximately 48% and 49%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

Revenue Recognition and Deferred Set Up Costs.    We recognize software license revenues in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

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

We recognize revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

Our software license revenues are earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. We allocate the revenues recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For our term-based licenses, we allocate to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. We have allocated the estimated fair value to our multiple element arrangements to provide meaningful disclosures about each of our revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

We continue to sell perpetual licenses for the Clintrial and Clintrace software products in certain situations to our existing customers with the option to purchase customer support and may in the future do so for new customers based on customer requirements or market conditions. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met.   Customer support revenues are recognized ratably over the term of the underlying support arrangement. We continue to generate customer support and maintenance revenues from our perpetual license customer base. Training revenues are recognized as earned.

In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

Revenues resulting from InForm application hosting services consists of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

Revenues resulting from hosting services for our WebVDME, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenues are recognized, all deferred set up costs are expensed and certain termination related fees may be charged.

We deferred $509,000 and $970,000 of set up costs and amortized $398,000 and $554,000 during the three months ended June 30, 2005 and 2006, respectively and deferred $1.2 million and $1.6 million of set up costs and amortized $847,000 and $1.0 million in the six months ended June 30, 2005 and 2006, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represent amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. We deferred $646,000 and $1.2 million of commissions and amortized to sales and marketing expense $905,000 and $1.1 million in the three months ended June 30, 2005 and 2006, respectively, and deferred $1.3 million and $2.3 million of commissions and amortized to sales and marketing expense $1.7 million and $2.0 million in the six months ended June 30, 2005 and 2006, respectively.  Royalties are paid on a percentage of billings basis for certain of our products. We deferred $1.4 million and $637,000 of royalties and amortized to cost of revenues $728,000 and $700,000 in the three months ended June 30, 2005 and 2006, respectively, and deferred $2.2 million and $1.6 million of royalties and amortized to cost of revenues $1.3 million and $1.5 million in the six months ended June 30, 2005 and 2006, respectively.

Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $318,000 and $296,000 as of December 31, 2005 and June 30, 2006, respectively.

Accounting for Income Taxes.    In connection with preparing our financial statements, we are required to estimate income tax expense in each jurisdiction in which we operate.  This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards.  In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.  In the year ended December 31, 2005, we determined that it is more likely than not that we will realize a portion of our deferred tax assets and reduced the valuation allowance by $7.8 million in December 2005.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million.  During the three months and six months ended June 30, 2006 the Company released a portion of its valuation allowance, resulting in a reduction in income tax expense of $748,000 and $1.4 million, respectively.

Accounting for Stock-Based Awards.   On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

As prescribed, we adopted SFAS No. 123(R) starting in our fiscal first quarter of 2006, which began on January 1, 2006.

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

We have a limited trading history for our common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, we have determined the expected life and the volatility for options granted in 2005 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected life of options we granted has been determined based on the average expected life of the options as reported by this peer group of companies.  The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the weighted average historical volatility of our own common stock beginning with January 2005.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We have applied an estimated forfeiture rate based on historical experience.

On June 6, 2006, we granted 942,250 shares of restricted stock awards to our Chief Executive Officer, members of our senior management team and other key employees. We determine restricted stock award expense based on the closing market price of our common stock on the day before the date of grant. This expense is amortized on a straight-line basis over the service period.

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

During the three and six months ended June 30, 2006, we recorded $559,000 and $1.1 million of aggregate stock-based compensation expense, of which $476,000 and $804,000 were a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $133,000 and $357,000, respectively. For the three months ended June 30, 2006 stock-based compensation expense included $49,000 in cost of revenues, $67,000 in research and development, $98,000 in selling and marketing and $345,000 in general and administrative expense.  For the six months ended June 30, 2006 stock-based compensation expense included $93,000 in cost of revenues, $127,000 in research and development, $208,000 in sales and marketing and $587,000 in general and administrative expense.  For the three months ending June 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.01 and $0.02, respectively. For the six months ended June 30, 2005 and 2006, stock-based compensation expense reduced diluted earnings per share by $0.02 and $0.03, respectively.  As of June 30, 2006, there was $12,725 of unrecognized compensation expense related to unvested market-based share awards that is expected to be recognized over a weighted average period of 3.6 years.

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

Overview of Results of Operations for the Three Months Ended June 30, 2005 and 2006

Total revenues increased by 19% or $4.0 million in the three months ended June 30, 2006 compared to the same period in 2005 due to an increase in service revenues of 27%.

Our gross margin increased by 20% or $2.5 million in the three months ended June 30, 2006 compared to the same period in 2005, primarily due to the increase in services revenues.

Operating income for the three months ended June 30, 2006 of $1.6 million decreased $352,000 or 18% compared to the same period in 2005.  The operating income for the three months ended June 30, 2005 and 2006 included $133,000 and $559,000 of stock-based compensation expense, respectively.

The results for the three months ended June 30, 2006 were impacted by foreign exchange rate fluctuations, resulting in an approximately 2% decrease in revenues and no changes in expenses for the period.

As of June 30, 2006, we had $63.7 million of cash, cash equivalents and short-term investments, an increase of $3.1 million from $60.6 million at December 31, 2005.  As of June 30, 2006, we had no outstanding debt.

Revenues

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
Revenues	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
License	$8,632	42%	$9,383	38%	$751	9%
Application hosting services	7,275	35	9,374	38	2,099	29
Consulting services	1,622	8	2,617	10	995	61
Customer support	3,169	15	3,348	14	179	6
Total	$20,698	100%	$24,722	100%	$4,024	19%

Total revenues increased in the three months ended June 30, 2006 due to an increase in revenues in all categories.  The increase in revenues associated with our application hosting services in the three months ended June 30, 2006 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in consulting revenues were primarily attributable to services relating to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln as well as additional InForm consulting revenues which were primarily related to our existing customer base. The increase in license revenues was the result of an increase across each of our product lines.  The increase in customer support revenues in the three months ended June 30, 2006 were primarily due to an increase in InForm customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.  Revenues were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenues for the period of 2%. In the future, we anticipate that the percentage of license revenues and service revenues will fluctuate as a percentage of total revenues, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers.

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
Revenues by Geography	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
United States	$10,779	52%	$12,483	50%	$1,704	16%

United Kingdom	6,330	31	7,940	32	1,610	25
France	1,936	9	2,483	10	547	28
Asia Pacific	1,653	8	1,816	8	163	10
International subtotal	9.919	48	12,239	50	2,320	23
Total	$20,698	100%	$24,722	100%	$4,024	19%

The increase in revenues worldwide was primarily due to an increase in application hosting service revenues associated with our InForm product and to revenues related to our WebVDME products. The increase in U.S. revenues is primarily related to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln and to growth in revenues from our InForm product offerings, while the increase in international revenues is primarily the result of additional InForm application hosting services revenues with both new and existing customers.

Cost of Revenues

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of Related		of Related
Costs of Revenues	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$589	7%	$597	6%	$8	1%
Services	7,464	62	9,007	59	1,543	21
Total	$8,053	39%	$9,604	39%	$1,551	19%

The cost of license revenues remained consistent in the three months ended June 30, 2006.  The increase in cost of services in the three months ended June 30, 2006 was primarily due to increases in employee-related and contractor expenses of $845,000 and $358,000, respectively, associated with delivering increased services revenues.  We also had expense increases for depreciation and hosting related expenses of $166,000 and $91,000, respectively, which were the result of an increase in trials under management in the three months ended June 30, 2006 as compared to the same period in 2005.  In addition, there were also expense increases in travel and pass through expense of $70,000 and $69,000, respectively.  These increases were partially offset by an expense decrease of $304,000 associated with an increase in the amount of time spent in the set up phase for application hosting service arrangements, for which the associated expenses are deferred and recognized over the duration of the trial, rather than expensed as incurred.

Gross Margin

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of Related		of Related
Gross Margin	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$8,043	93%	$8,786	94%	$743	9%
Services	4,602	38	6,332	41	1,730	38
Total	$12,645	61%	$15,118	61%	$2,473	20%

The license gross margin percentage increased in the three months ended June 30, 2006 due to an increase in license revenues for all of our products.   The services gross margin percentage increased during the three months ended June 30, 2006, primarily due to the increase in application hosting and consulting services revenues combined with increased efficiencies within our services organization.  The overall gross margin percentage was unchanged in the three months ended June 30, 2006.  It is likely that gross margin, as a percentage of revenues will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of		of
Operating Expenses	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
Sales and marketing	$3,960	19%	$5,184	21%	$1,224	31%
Research and development	3,489	17	3,860	16	371	11
General and administrative	3,218	16	4,448	18	1,230	38
Total	$10,667	52%	$13,492	55%	$2,825	26%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended June 30, 2006 primarily due to a $524,000 increase in employee-related expenses related to a headcount increase of 11 people and a $148,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate.  We also experienced increases in amortization expense of $128,000 associated with our purchase of Lincoln in August 2005 as well as travel and marketing program expenses of $137,000 and $113,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended June 30, 2006 primarily due to employee-related expenses of $339,000.  This increase was primarily due to an increase in the average headcount in the three month period ended June 30, 2006 as compared to the three month period in the prior year, due to the timing of headcount changes within each period.  In addition, occupancy expense increased $44,000.  These increases were partially offset by $103,000 expense decrease in outside contractors.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended June 30, 2006 primarily due to $438,000 for professional services related to an acquisition opportunity that was evaluated during the quarter, but which we decided not to pursue.  In addition, outside contractors and stock-based compensation expense increased by $298,000 and $276,000, respectively.  Further expense increases included depreciation and computer related expenses of $88,000 and $81,000.  Computer related expenses include hardware and software support agreements as well as computer accessories.  These expense increases were partially offset by a decrease in professional fees of $209,000 primarily associated with legal fees related to defending our intellectual property.

Operating Income, Other Income (Expense)

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Operating income	$1,978	10%	$1,626	7%	$(352)	(18)%
Other income (expense):
Interest income	439	2%	679	3	240	55
Other, net	(11)	—	—	—	11	100
Total other income	$428	2%	$679	3%	$251	59%

Operating Income.   The decrease in operating income in the three months ended June 30, 2006 was primarily due to the increase in operating expenses which was partially offset by an increase in gross margin.

Other Income (Expense).    The increase in interest income in the three months ended June 30, 2006 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment.

Provision for Income Taxes

	Three Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)

Provision for income taxes	$568	3%	$417	2%	$(151)	(27)%

Provision for Income Taxes.  The provision for income taxes in 2005 and 2006 represents income taxes payable in both our U.S. and foreign operations that cannot be offset through loss carryforwards.  The effective tax rate for 2006 decreased to 18% compared to an effective tax rate of 24% for 2005. The decrease in our effective tax rate associated with U.S income taxes is primarily due to the release of a portion of our deferred tax asset valuation allowance of $1.4 million, which was recognized through a reduction to income tax expense, and to a lesser extent, a reduction in foreign taxes payable associated with our operations in Japan which are taxed at higher rates.  These decreases in our effective tax rate were partially offset by a reduction in the amount of U.S. net operating loss carryforwards which can be used to offset taxable income, and to a lesser extent, an increase in tax payable for our U.K. operations due to a reduction in our net operating loss carryforwards which can be used to offset taxable income.  In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order they were incurred.  The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities, but does not reduce the amount of income tax expense for financial reporting purposes as it is recorded as a reduction to goodwill.

Overview of Results of Operations for the Six Months Ended June 30, 2005 and 2006

Total revenues increased by 17% or $7.1 million in the six months ended June 30, 2006 compared to the same period in 2005 primarily due to an increase in service revenues of 26%.

Our gross margin increased by 14% or $3.6 million in the six months ended June 30, 2006 compared to the same period in 2005, primarily due to the increase in services revenues.

Operating income for the six months ended June 30, 2006 of $3.6 million decreased 7% or $295,000 compared to the same period in 2005.  The operating income for the six months ended June 30, 2005 and 2006 also included $357,000 and $1.1 million of stock-based compensation expense, respectively.

The results for the six months ended June 30, 2006 were impacted by foreign exchange rate fluctuations, resulting in decreases in both revenues and expenses for the period of 3% and 2%, respectively.

Revenues

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
Revenues	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
License	$17,451	42%	$18,408	38%	$957	5%
Application hosting services	14,106	35	18,327	38	4,221	30
Consulting services	3,017	7	5,357	11	2,340	78
Customer support	6,686	16	6,246	13	(440)	(7)
Total	$41,260	100%	$48,338	100%	$7,078	17%

Total revenues increased in the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to increases in application hosting and consulting services revenues.  The increase in revenues associated with our application hosting services in the six months ended June 30, 2006 was primarily due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in consulting revenues was primarily attributable to services relating to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln as well as additional InForm consulting revenues which was primarily related to our existing customer base.  The decrease in customer support revenues in the six months ended June 30, 2006 was primarily due to a reduction in InForm training revenues as well as a decrease in Clintrace customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.   Revenues were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenues for the period of 3%.

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
Revenues by Geography	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
United States	$21,524	52%	$24,507	51%	$2,983	14%
United Kingdom	12,476	30	15,460	32	2,984	24
France	4,218	10	4,856	10	638	15
Asia Pacific	3,042	8	3,515	7	473	16
International subtotal	19,736	48	23,831	49	4,095	21
Total	$41,260	100%	$48,338	100%	$7,078	17%

The increase in revenues worldwide was primarily due to an increase in application hosting services revenues associated with our InForm product and to revenues related to our WebVDME product. The increase in U.S. revenues is primarily related to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln and to growth in revenues from our InForm product offerings, while the increase in international revenues is primarily the result of additional InForm application hosting services revenues with both new and existing customers.

Cost of Revenues

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of Related		of Related
Costs of Revenues	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$1,037	6%	$1,303	7%	$266	26%
Services	14,676	62	17,902	60	3,226	22
Total	$15,713	38%	$19,205	40%	$3,492	22%

The cost of license revenues increased in the six months ended June 30, 2006 primarily due to amortization expense from acquired technologies relating to our recent acquisition of Lincoln of $180,000.  In addition, our royalty costs increased by $101,000 which was attributable to fees associated with our InForm software product.  The increase in cost of services in the six months ended June 30, 2006 was primarily due to increases in employee-related and contractor expenses of $1.3 million and $1.1 million, respectively, associated with delivering increased services revenues.  We also had expense increases for depreciation, hosting and computer related expenses of $340,000, $130,000 and $232,000, respectively, which were the result of an increase in trials under management in the six months ended June 30, 2006 as compared to the same period in 2005.  Computer related expenses include hardware and software support agreements as well as computer accessories.  In addition, there were also increases in travel and royalty expense of $202,000 and $123,000, respectively.  These increases were partially offset by a an expense decrease of $246,000 associated with an increase in the amount of time spent in the set up phase for application hosting service arrangements, for which the associated expenses are deferred and recognized over the duration of the trial, rather than expensed as incurred.

Gross Margin

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of Related		of Related
Gross Margin	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$16,414	94%	$17,105	93%	$691	4%
Services	9,133	38	12,028	40	2,895	32
Total	$25,547	62%	$29,133	60%	$3,586	14%

The license gross margin percentage declined in the six months ended June 30, 2006 due to amortization expense relating to our acquisition of Lincoln as well as an increase in royalty expense relating to our InForm software.  The services gross margin percentage was increased during the six months ended June 30, 2006, as revenues grew at a faster rate than the associated expenses.  The overall gross margin decreased in the six months ended June 30, 2006 due to the combination of additional license expenses and less license revenues as a percentage of total revenues.

Operating Expenses

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
		of		of
Operating Expenses	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
Sales and marketing	$7,911	19%	$9,421	20%	$1,510	19%
Research and development	6,770	16	7,484	15	714	11
General and administrative	7,022	17	8,587	18	1,565	22
Restructuring	(92)	—	—	—	92	100
Total	$21,611	52%	$25,492	53%	$3,881	18%

Sales and Marketing.    Sales and marketing expenses increased in the six months ended June 30, 2006 primarily due to a $680,000 increase in employee-related expenses related to a headcount increase of 11 people and a $221,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate.  We also experienced increases in amortization expense of $255,000 associated with our purchase of Lincoln in August 2005, as travel and marketing programs of $114,000 and $96,000, respectively.  In addition, stock-based compensation expense increased by $212,000.

Research and Development.    Research and development expenses increased in the six months ended June 30, 2006 primarily due to employee-related expenses of $663,000.  This increase was primarily due to an increase in the average headcount in the six month period ended June 30, 2006 as compared to the six month period in the prior year, due to the timing of headcount changes within each period. In addition, travel expense increased $47,000. These increases were partially offset by a decrease of $111,000 in outside contractor expense.

General and Administrative.    General and administrative expenses increased in the six months ended June 30, 2006 primarily due to an increase of $462,000 in outside contractor expenses as well as $438,000 for professional services related to an acquisition opportunity that was evaluated during the quarter, but which we decided not to pursue. Further, stock-based compensation and bad debt expense increased $358,000 and $114,000, respectively.  In addition, other expense increases included depreciation and computer related expenses of $158,000 and $144,000.  These expense increases were partially offset by a decrease in professional fees of $382,000 primarily associated with legal fees related to defending our intellectual property.

Operating Income, Other Income (Expense)

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Operating income	$3,936	10%	$3,641	8%	$(295)	(7)%
Other income (expense):
Interest income	$787	2%	1,275	3	488	62
Interest expense	(144)	—	—	—	144	100
Other, net	(141)	—	(64)	—	77	55
Total other income	$502	1%	$1,211	3%	$709	141%

Operating Income.   The decrease in operating income in the six months ended June 30, 2006 was primarily due to an increase in operating expenses which was partially offset by an increase in gross margin.

Other Income (Expense).    The increase in interest income in the six months ended June 30, 2006 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment.  The decrease in interest expense was due to the pay off of our debt in the quarter ended June 30, 2005.  Other, net expense decreased primarily due to a decrease in foreign exchange losses compared to the same period in 2005.

Provision for Income Taxes

	Six Months Ended June 30,
	2005		2006		Change
		Percentage		Percentage
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$1,132	3%	$878	2%	$(254)	(22)%

Provision for Income Taxes.  The provision for income taxes in 2005 and 2006 represents income taxes payable in both our U.S. and foreign operations that cannot be offset through loss carryforwards.  The effective tax rate for 2006 decreased to 18% compared to an effective tax rate of 26% for 2005. The decrease in our effective tax rate associated with U.S. income taxes is primarily due to the release of a portion of our deferred tax asset valuation allowance of $1.4 million, which was recognized through a reduction to income tax expense, and to a lesser extent, a reduction in foreign taxes payable associated with our operations in Japan which are taxed at higher rates.  These decreases in our effective rate were partially offset by a reduction in the amount of U.S. net operating loss carryforwards which can be used to offset taxable income, and to a lesser extent, an increase in tax payable for our U.K. operations due to a reduction in our net operating loss carryforwards which can be used to offset taxable income.  In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order they were incurred.  The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities, but does not reduce the amount of income tax expense for financial reporting purposes as it is recorded as a reduction to goodwill.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $60.6 million and $63.7 million at December 31, 2005 and June 30, 2006, respectively, and accounts receivable of $24.9 million and $18.6 million, respectively.

Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenues, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation. Fluctuations within accounts receivable and deferred revenues are primarily related to the timing of billings of our term license customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

Net cash provided by operating activities was $5.3 million in the six months ended June 30, 2006, which was greater than net income of $4.0 million. This difference is primarily due to $2.5 million of non-cash depreciation and amortization, $1.0 million of stock-based compensation, an increase in deferred revenues of $1.8 million, and a decrease in accounts receivable of $7.0 million, partially offset by the payment of accrued litigation settlement of $8.5 million, an increase in deferred costs of $872,000 and a reduction of accrued expenses of $2.1 million.

Net cash used by investing activities was $18.1 million during the six months ending June 30, 2006, which was primarily due to the purchase of short-term investments of $29.2 million, capital expenditures associated with expansion of our hosting facility and purchase of computer equipment to support our work force of $2.5 million and the payment of accrued earn-out of $2.0 million, partially offset by $15.7 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $2.4 million in the six months ended June 30, 2006, consisting of $1.7 million of proceeds from the exercise of common stock options and sales of common stock under our employee stock purchase plan and $724,000 from the tax benefit associated with the exercise of options.

At December 31, 2005 and June 30, 2006, we had a $1.3 million and $500,000, respectively, outstanding letter of credit related to our facility.  The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets as December 31, 2005 and June 30, 2006 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of June 30, 2006 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		1 year or			More than
Contractual Obligations	Total	less	2-3 years	4-5 years	5 years
	(in thousands)
Operating lease obligations	$7,565	$3,097	$4,468	$—	$—
Total	$7,565	$3,097	$4,468	$—	$—

Prior to August, 2005, borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets.  Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions.  In August of 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property.  The amendment also removed or modified the financial covenants.  Under the terms of this credit line, we are required to comply with certain financial covenants.  Effective June 30, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2005 and June 30, 2006, there were no amounts outstanding under the working capital line of credit.  At June 30, 2006, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.  At June 30, 2006, we were in compliance with all financial covenants.

At December 31, 2005, we had $81.8 million of net operating loss carryforwards and $6.0 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income. Approximately $17.2 million and $3.0 million of net operating loss and tax credit carryforwards were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability; however this benefit will be reflected through reductions to goodwill and not as reductions to income tax expense. Additionally, we had $3.9 million of foreign net operating loss carryforwards. The net operating loss and tax credit carryforward period extends through 2024 and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  We currently expect to realize recorded deferred tax assets as of June 30, 2006 of approximately $8.0 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

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

Recently Issued Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We are currently analyzing the effect, if any, FIN 48 will have on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Australian dollar and Japanese yen.  During the six months ended June 30, 2005 and 2006, 48% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of June 30, 2006, we had $6.0 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2006, our foreign exchange receivable exposure would have fluctuated by approximately $600,000.  In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of June 30, 2006, we entered into contracts to hedge approximately $2.5 million, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $63.7 million at June 30, 2006.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2005 and June 30, 2006, there were no amounts outstanding under our working capital line of credit. At June 30, 2006, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A.  Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the inclusion herein of an additional Risk Factor below entitled “Consolidation among our clients could cause use to lose clients, decrease the market for our products and result in a reduction of our revenues.”

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

We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation in 2001.  We only began begin offering our WebVDME, CTSD and WedSDM products after our August 2005 acquisition of Lincoln. Continued use of our InForm, Clintrial and Clintrace software products, and broad and timely acceptance of our WebVDME, CTSD and WebSDM products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

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

Our top five customers accounted for approximately 39% of our revenues during the six months ended June 30, 2006. One customer, GlaxoSmithKline, accounted for approximately 17% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collect ability of our accounts receivables, our liquidity and our future operating results.

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

The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenues with respect to the potential sale. In addition, while we generally begin recognizing revenues upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenues through additional sales in any period, as license revenues and, when applicable, related services revenues, from new customers is recognized over the applicable license term, typically three to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our contract with GlaxoSmithKline, we incurred significant up-front implementation and other service expenses associated with delivery of services for the initial orders under the contract, whereas the revenues for these initial orders are being recognized ratably over an approximately 5-year period from July 2004. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenues in that quarter and may negatively affect our revenues in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

We have incurred substantial losses in the past and may not continue to be profitable in the future.

We incurred significant losses in each year from our inception in September 1997 through 2003 and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $97.1 million at June 30, 2006. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenues do not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology.

We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, we recently settled a lawsuit filed in 2004 by Dr. Mark L. Kozam, doing business under the name MLK Software and Datasci, LLC against us and one of our customers which alleged that we infringed a patent claimed to be owned by them. We incurred substantial professional fees in connection with this claim and agreed to make a one-time payment of $8.5 million to Datasci in order to settle this litigation. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents of any third party, we cannot assure you that our technology does not infringe patents held by others or that they will not in the future. Any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

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

For the six months ended June 30, 2006, approximately 49% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

Certain of our hosted electronic data capture and other service and consulting contracts are subject to cancellation by our customers at any time with limited notice. Entities engaged in clinical trials may terminate or delay a clinical trial for various reasons including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forego a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment and production problems resulting in shortages of required clinical supplies. In the case of our hosted solutions, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future. Because we do not recognize any portion of a hosted service contract’s revenues until the implementation cycle is complete, the termination or delay of our customers’ clinical trials could result in decreased or delayed revenues under these contracts which could materially harm our business.

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

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. to provide server facilities for our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals.

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

At June 30, 2006, our directors and executive officers and their affiliates beneficially controlled approximately 17% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held May 3, 2006, our stockholders took the following actions:

Our stockholders elected Axel Bichara, Paul A. Bleicher, Richard D’Amore, James I. Cash, Jr., Gary E. Haroian, Dennis R. Shaughnessy, Dr. Eve E. Slater, and Robert K. Weiler, each to serve for a one-year term and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The directors were elected by a plurality of the votes cast at the 2006 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

Axel Bichara	31,933,316	271,707
Paul A. Bleicher	31,778,991	426,032
Richard D’Amore	31,933,558	271,465
James I. Cash, Jr.	31,933,316	271,707
Gary E. Haroian	31,459,578	745,445
Dennis R. Shaughnessy	32,198,728	6,295
Eve E. Slater	30,563,774	1,641,249
Robert K. Weiler	32,093,933	111,090

No other persons were nominated, nor received votes, for election as a director at the 2006 annual meeting.

Our stockholders approved the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The votes cast at the 2006 annual meeting were as follows: 30,532,441 shares voted for, 49,915 shares voted against and 1,622,667 shares abstained from voting.

At the annual meeting, our stockholders approved an amendment to our amended and restated 2004 Stock Option and Incentive Plan (the “2004 Option and Incentive Plan”) to increase to 3,500,000 the number of shares available for issuance thereunder, an increase of 2,000,000 shares. In addition to the increase in number of shares available, the 2004 Option and Incentive Plan, as amended and restated, among other things, provides that the exercise price of any options granted under the Plan may not be less than the fair market value on the date of grant, and restricts our ability to re-price any awards without stockholder approval. The votes cast at the 2006 annual meeting were as follows: 17,668,140 shares voted for, 11,422,233 shares voted against and 50,916 shares abstained from voting. There were 3,063,774 broker non-votes.

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

10.1+

Phase Forward Incorporated 2004 Stock Option and Incentive Plan as Amended and Restated March 2006 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2006).

10.2+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.3+	Amendment to Executive Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Phase Forward Incorporated

	By:	/s/ Robert K. Weiler
Robert K. Weiler Chief Executive Officer (Duly authorized officer)

	By:	/s/ Rodger Weismann
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: August 8, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1+

Phase Forward Incorporated 2004 Stock Option and Incentive Plan as Amended and Restated March 2006 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2006).

10.2+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.3+	Amendment to Executive Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates a management contract or any compensatory plan, contract or arrangement.