Form 10-Q
period 2006-09-30
PHASE FORWARD INC
filed 2006-11-01
CIK 1050180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐      No ☒

As of October 25, 2006, the registrant had 35,252,366 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2006

Part I—Financial Information

Item 1.                          Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31,	As of September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$51,779	$41,777
Short-term investments	8,807	23,791
Accounts receivable, net of allowance of $318 and $278 in 2005 and 2006, respectively	24,923	23,184
Deferred set up costs, current portion	1,266	1,665
Prepaid commissions and royalties, current portion	3,710	3,565
Prepaid expenses and other current assets	2,248	2,694
Deferred income taxes	4,025	4,264
Total current assets	96,758	100,940

Property and equipment, net	7,543	7,937
Deferred set up costs, net of current portion	782	951
Prepaid commissions and royalties, net of current portion	2,386	2,598
Intangible assets, net of accumulated amortization of $306 and $959 in 2005 and 2006, respectively	3,594	2,941
Goodwill	24,960	27,722
Deferred income taxes	3,747	3,713
Other assets	174	254
Total assets	$139,944	$147,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,110	$1,948
Accrued expenses	12,472	12,839
Accrued earn-out	2,000	—
Accrued litigation settlement	8,500	—
Deferred revenues, current portion	43,751	45,242
Deferred rent, current portion	394	315
Total current liabilities	69,227	60,344

Deferred revenues, net of current portion	2,743	2,817
Deferred rent, net of current portion	1,140	746
Accrued earn-out	—	3,500
Other long-term liabilities	117	284
Total liabilities	73,227	67,691

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—33,720 and 35,268 shares in 2005 and 2006, respectively	337	353
Additional paid-in capital	168,947	173,670
Deferred stock-based compensation	(611)	—
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(800)	(370)
Accumulated deficit	(101,045)	(94,177)
Total stockholders’ equity	66,717	79,365
Total liabilities and stockholders’ equity	$139,944	$147,056

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
License	$8,637	$11,225	$26,088	$29,633
Service	13,605	16,824	37,414	46,754
Total revenues	22,242	28,049	63,502	76,387
Costs of revenues:
License	722	717	1,759	2,020
Service(1)	7,799	10,079	22,475	27,981
Total cost of revenues	8,521	10,796	24,234	30,001
Gross margin:
License	7,915	10,508	24,329	27,613
Service	5,806	6,745	14,939	18,773
Total gross margin	13,721	17,253	39,268	46,386

Operating expenses:
Sales and marketing(1)	3,897	5,377	11,808	14,798
Research and development(1)	3,653	4,538	10,423	12,022
General and administrative(1)	3,937	4,551	10,959	13,138
Restructuring	—	—	(92)	—
Total operating expenses	11,487	14,466	33,098	39,958
Income from operations	2,234	2,787	6,170	6,428
Other income (expense):
Interest income	449	735	1,236	2,010
Interest expense	—	—	(144)	—
Other, net	(79)	14	(220)	(50)
Total other income, net	370	749	872	1,960

Income before provision for income taxes	2,604	3,536	7,042	8,388
Provision for income taxes	434	642	1,566	1,520
Net income	$2,170	$2,894	$5,476	$6,868

Net income per share applicable to common stockholders:
Basic	$0.07	$0.08	$0.17	$0.20
Diluted	$0.06	$0.08	$0.16	$0.19

Weighted average number of common shares used in net income per share calculations:
Basic	32,241	35,147	32,856	34,386
Diluted	35,307	36,620	34,827	35,921

(1)             Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$11	$68	$48	$161
Sales and marketing	28	143	24	351
Research and development	36	121	131	248
General and administrative	(2)	644	227	1,231
Total stock-based compensation expense	$73	$976	$430	$1,991

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net income	$5,476	$6,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,510	3,809
Stock-based compensation expense	430	1,991
Loss on disposal of fixed assets	53	51
Foreign currency exchange loss	160	45
Provision for allowance for doubtful accounts	(1)	79
Deferred income taxes	—	(206)
Tax benefit related to exercise of stock options	—	(1,027)
Non-cash income tax expense	1,040	1,329
Amortization of premiums or discounts on short-term investments	(48)	39
Changes in assets and liabilities:
Accounts receivable	1,312	2,361
Deferred costs	(1,025)	(512)
Prepaid expenses and other current assets	(350)	(398)
Accounts payable	(377)	(225)
Accrued expenses	621	451
Accrued litigation settlement	—	(8,500)
Deferred revenues	2,585	1,687
Deferred rent	(179)	(472)
Net cash provided by operating activities	12,207	7,370

Investing activities
Proceeds from maturities of short-term investments	3,848	29,163
Purchase of short-term investments	(9,626)	(44,186)
Purchase of property and equipment	(2,805)	(3,502)
Decrease (increase) in other assets	9	(32)
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired (1)	(10,598)	(2,000)
Net cash used in investing activities	(19,172)	(20,557)

Financing activities
Payments on lines of credit and notes payable	(4,407)	—
Proceeds from issuance of common stock	2,899	2,332
Proceeds from repayment of subscriptions receivable	127	—
Tax benefit related to exercise of options	—	1,027
Net cash (used in) provided by financing activities	(1,381)	3,359
Effect of exchange rate changes on cash and cash equivalents	(534)	(174)
Net change in cash and cash equivalents	(8,880)	(10,002)
Cash and cash equivalents at beginning of period	53,485	51,779
Cash and cash equivalents at end of period	44,605	41,777
Short-term investments at end of period	10,592	23,791
Total cash, cash equivalents and short-term investments at end of period	$55,197	$65,568

Non-cash investing activities
Accrued earn-out in connection with acquisition of Lincoln Technologies, Inc.	$—	$3,500

(1)             Cash paid for acquisition of Lincoln Technologies, Inc.

Fair value of assets acquired	$1,742	$—
Liabilities assumed, including acquisition costs paid	(898)	—
Acquired intangible assets	3,900	—
Costs in excess of net assets acquired	6,400	2,000
Cash paid	11,144	2,000
Less cash acquired	546	—
Cash paid for acquisition	$10,598	$2,000

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2005 and 2006 and its cash flows for the nine months ended September 30, 2005 and 2006. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 13, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, including clinical trial safety signal detection and applied data standards. The results of Lincoln have been included in the unaudited financial statements since the date of acquisition (see Note 5).

As of  September 30, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed except for the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  See Note 9 for additional information regarding the Company’s adoption of SFAS No. 123(R).

2.   Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company’s software products including: InForm™, Clintrial™, Clintrace™, WebVDME™, CTSD™ and WebSDM™.  Service revenues are derived from the Company’s delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
License	$8,637	$11,225	$26,088	$29,633
Application hosting services	7,998	10,883	22,105	29,210
Consulting services	2,679	3,048	5,696	8,405
Customer support	2,928	2,893	9,613	9,139
Total	$22,242	$28,049	$63,502	$76,387

The Company recognizes software license revenues in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants (“AICPA”), while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice to the Company. License agreements, multiple element arrangements; including license and service agreements and certain application hosting services, can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company generally enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3- to 5-year periods. License agreements for its WebVDME, CTSD and WebSDM products are generally for one-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

In addition to making its software products available to customers through licenses, the Company offers its InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.  Revenues resulting from InForm application hosting services consists of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm hosting service ratably over the hosting period. Fees to be charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are revenues attributable to the software license used by the customer.

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

One customer, GlaxoSmithKline, accounted for approximately 16% and 18% of the Company’s total revenues in the three months ended September 30, 2005 and 2006, respectively, and 16% and 17% of the Company’s total revenues in the nine months ending September 30, 2005 and 2006, respectively, and $1,725 and $1,924 of accounts receivable outstanding as of December 31, 2005 and September 30, 2006, respectively.

The Company deferred $666 and $483 of set up costs and amortized $425 and $489 during the three months ended September 30, 2005 and 2006, respectively, and deferred $1,841 and $2,085 of set up costs and amortized $1,272 and $1,517 in the nine months ended September 30, 2005 and 2006, respectively.   The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $162 and $140 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended September 30, 2005 and 2006, respectively, and included $552 and $461 of out-of-pocket expenses in service revenues and cost of service revenues in the nine months ended September 30, 2005 and 2006, respectively.

3.   Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company capitalizes related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case the commissions paid are recoverable by the Company. The Company deferred $989 and $1,122 of commissions and amortized to sales and marketing expense $1,003 and $804 in the three months ended September 30, 2005 and 2006, respectively, and deferred $2,312 and $3,998 of commissions and amortized to sales and marketing expense $2,738 and $3,428 in the nine months ended September 30, 2005 and 2006, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $645 and $99 of royalties and amortized to cost of revenues $803 and $694 in the three months ended September 30, 2005 and 2006, respectively, and deferred $2,879 and $1,834 of royalties and amortized to cost of revenues $2,102 and $2,337 in the nine months ended September 30, 2005 and 2006, respectively.

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

The Company has entered into service level agreements with some of its hosted application solution customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels.  To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

5.   Acquisition of Lincoln Technologies, Inc.

        On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln, a provider of products and services for drug safety including clinical trial safety signal detection and applied data standards.  The acquired technology and products of Lincoln provide the Company with an expanded drug safety offering and enhance the Company’s ability to offer innovative software and services in the drug safety market.  The Company paid a premium for Lincoln to enable it to expand its offerings in the drug safety market and to obtain a valuable workforce.

The aggregate purchase price was $16,667.  The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000, respectively.  The defined 2005 financial targets were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006.  The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earnout payment for which the securityholders of Lincoln could be eligible in 2007 under the acquisition agreement.  Pursuant to the amendment, the Company agreed to pay the securityholders of Lincoln an aggregate of $3,500 in cash on December 26, 2007 in satisfaction of the Company’s remaining payment obligations under the acquisition agreement.  The $3,500 has been accrued as of September 30, 2006.   The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

The components of the consideration were as follows:

Amount
Cash paid	$11,000
Acquisition costs	167
Payment of earn-out	2,000
Accrued earn-out	3,500
Total purchase price to be allocated to acquired asset subject to amortization	$16,667

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition and the additional cash consideration of $2,000 in 2005 and $3,500 in 2006:

		Amount
Current assets		$1,486
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500	3,900
Goodwill		11,930
Total assets acquired		17,579
Current liabilities		(912)
Net assets acquired		$16,667

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

A rollforward of the liability for lease abandonment costs is as follows:

Amount
Provision for lease abandonment costs as of August 25, 2005	$270
Payments made during the year ended December 31, 2005	(48)
Balance as of December 31, 2005	$222
Reduction to provision during the nine months ended September 30, 2006	(116)
Payments made during the nine months ended September 30, 2006	(73)
Balance as of September 30, 2006	$33

The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2005.  The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pro forma revenues	$22,711	$66,443
Pro forma income from operations	1,606	5,312
Pro forma net income applicable to common stockholders	1,685	4,821
Pro forma net income per share applicable to common stockholders:
Basic	$0.05	$0.15
Diluted	$0.05	$0.14

6.   Net Income Per Share

Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

A reconciliation of basic and diluted shares for the three and nine months ended September 30, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Basic weighted average common shares outstanding	33,241,245	35,146,738	32,855,642	34,385,704
Weighted average common equivalent shares	2,065,700	1,473,252	1,971,780	1,535,732
Diluted weighted average common shares outstanding	35,306,945	36,619,990	34,827,422	35,921,436

For the three months ended September 30, 2006, diluted weighted average shares outstanding do not include options outstanding to purchase 119,478 common equivalent shares as their effect would have been anti-dilutive.

For the nine months ended September 30, 2005 and 2006, diluted weighted average shares outstanding do not include options outstanding to purchase 321,000 and 115,075 common equivalent shares, respectively, as their effect would have been anti-dilutive.

7.   Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of ($38) and $16 for the three months ended September 30, 2005 and 2006, respectively, and ($169) and ($45) for the nine months ended September 30, 2005 and 2006, respectively.  Such gains (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity.

8.   Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company’s intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and (losses) excluded from earnings and reported in a separate component of stockholders’ equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments.  All securities, with the exception of auction rate securities, are classified as held-to-maturity securities.  The auction rate securities are debt instruments issued by various municipalities throughout the United States and are classified as available for sale because it is the Company’s intent not to hold them to maturity.

Cash, cash equivalents and short-term investments as of December 31, 2005 and September 30, 2006 consist of the following:

		December 31, 2005
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$20,108	$20,108
U.S. agency notes	50 days	4,716	4,717
Money market funds	Demand	26,955	26,955
Total cash and cash equivalents		$51,779	$51,780

Banker’s acceptance	139 days	$420	$420
Certificate of deposit	298 days	400	400
U.S. agency notes	153 days	3,639	3,639
Corporate bonds	302 days	4,348	4,338
Total short-term investments		$8,807	$8,797

		September 30, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$16,024	$16,024
U.S. agency notes	50 days	4,432	4,431
Certificate of deposit	49 days	400	400
Money market funds	Demand	20,921	20,921
Total cash and cash equivalents		$41,777	$41,776

Auction rate securities	30.1 years	$4,900	$4,900
Certificate of deposit	151 days	1,699	1,699
U.S. agency notes	162 days	6,113	6,114
Corporate bonds	270 days	11,079	11,076
Total short-term investments		$23,791	$23,789

The Company has had no realized gains or losses to date from the sale of money market funds or short-term investments.

9.   Stock-Based Compensation

The Company currently has four plans under which it may grant stock-based compensation awards to its employees and non-employees.

Stock-Based Compensation Plans

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”).  Under the 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisons of the awards or been modified to change the vesting provisions to a 4-year service period vesting. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. As of September 30, 2006, the Company had 236,358 share options available for grants under this plan.  The Company has not issued options under this plan since its July 2004 initial public offering, but may do so in the future.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1.5 million shares of common stock under the 2004 Plan.  Under the 2004 Plan, the Board of Directors may

grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant.  Of these February 2005 option grants, 64,750 options have since vested due to the achievement of milestones, 25,000 options were forfeited and the balance remains unvested.  Generally, the remainder of equity awards granted were service-based and vest over a period of four years from the date of grant.  On May 3, 2006, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1.5 million shares to 3.5 million shares.  As of September 30, 2006, the Company had 1,142,105 share options available for grants under this plan.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”).  The Company reserved for issuance an aggregate of 362,000 shares of common stock under this plan.  Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock.  On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options.  The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. As of September 30, 2006, the Company had 234,875 share options available for future grants under this plan.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the “2004 ESPP”), which became effective after the completion of the Company’s initial public offering on July 20, 2004. The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock. The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations. The first payment period began on September 2, 2004 and ended on November 30, 2004.  All subsequent payment periods consist of six-month periods commencing on December 1 and June 1 and ending on the last day of May and November.

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

Accounting for Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) required adoption for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS No. 123(R) starting in its fiscal first quarter of 2006, which began on January 1, 2006.   The Company’s results of operations and financial position for prior periods have not been restated as a result of its adoption of SFAS No. 123(R).

The Company adopted the “modified prospective” method outlined in SFAS No. 123(R). Under the “modified prospective” method, compensation cost is recognized in the income statement beginning on the adoption date of SFAS No. 123(R) as follows: (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after the adoption date; (b) based on the requirements of SFAS No. 123 for all share-based payments that are unvested as of December 31, 2005, and (c) excludes those stock options issued by the Company prior to it becoming a public entity which were valued using the “minimum value” method. Therefore commencing January 1, 2006, in accordance with the modified prospective method, the Company is amortizing the fair value, calculated utilizing a Black-Scholes option pricing model, as stock-based compensation expense as of December 31, 2005.

For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statement of income.

The Company determines the weighted average fair value of options granted under the Black-Scholes option pricing model.  The Company did not issue stock options during the three months ended September 30, 2006.   The weighted average assumptions utilized to determine fair value for the periods reported are indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Risk-free interest rate	4.15%	—	4.03%	4.65%
Expected volatility	55%	—	59%	53%
Expected life (in years)	4.07	—	4.10	4.28
Expected dividend yield	—	—	—	—
Weighted average fair value of options granted	$3.61	$—	$3.36	$4.21

Prior to the adoption of SFAS No. 123(R) and as permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee share-based payments other than the stock-based compensation expense associated with stock options granted at a discount from the deemed fair market value.  This stock-based compensation expense is based on the amount by which the exercise price of an option is less than the deemed fair value of the Company’s common stock at the date of grant. Because there had been no public market for the Company’s stock prior to the July 2004 initial public offering, the Company’s Board of Directors had determined the fair value of the common stock based upon several factors, including, but not limited to, the Company’s operating and financial performance, issuance of convertible preferred stock, the rights and preferences of all securities senior to common stock and the anticipated offering price of the Company’s common stock in connection with the initial public offering.

During the nine months ended September 30, 2005 and 2006, the Company recorded stock-based compensation expense of $430 and $374, respectively, related to such stock options granted at a discount.

As of September 30, 2006, there was an aggregate of $213 of stock-based compensation remaining to be expensed in connection with previously granted discounted stock options.  This expense will be recorded as follows: $73 in the remaining quarter of 2006; $134 in 2007; and $6 in 2008.  The Company amortizes the deferred compensation charges over the vesting period of the underlying option awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Stock-Based Compensation Expense

During the three months ended September 30, 2006, the Company recorded $976 of stock-based compensation expense, $813 of which resulted from adoption of SFAS No. 123(R). The remaining $163 of stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options granted at a discount from the deemed fair market value prior to the Company’s initial public offering. The expense is allocated as follows:  $68 to cost of revenues, $121 to research and development, $143 to sales and marketing and $644 to general and administrative.  For the three months ended September 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.00 and $0.03, respectively.  For the nine months ended September 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.01 and $0.06, respectively.  As of September 30, 2006, there was $11,643 of unrecognized stock-based compensation expense related to market-based share awards that is expected to be recognized over a weighted average period of 3.3 years.

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$2,170	$5,476
Stock-based compensation expense included in reported net income	73	430
Stock-based compensation expense determined under the fair value based method, net of related tax effects	(848)	(2,152)

Net income — pro forma	$1,395	$3,754

Income per common equivalent share:
Basic — as reported	$0.07	$0.17

Diluted — as reported	$0.06	$0.16

Basic — pro forma	$0.04	$0.11

Diluted — pro forma	$0.04	$0.11

The 2004 ESPP was amended effective December 1, 2005 such that the plan is a non-compensatory plan under SFAS No. 123(R) in 2006. The assumptions used to calculate the SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures, pro forma disclosure for shares purchased under the 2004 ESPP under the Black-Scholes option pricing model were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Average risk-free interest rate	3.12%	2.74%
Expected volatility	60%	60%
Expected life (in years)	0.5	0.5
Expected dividend yield	—	—

Stock Option Activity

A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2005	4,331,775	$4.64
Granted	13,500	8.90
Exercised	(602,581)	3.59
Cancelled	(33,043)	5.72
Outstanding at September 30, 2006	3,709,651	$4.82	6.99	$26,424

Exercisable at September 30, 2006	2,355,505	$3.85	6.28	$19,049

Vested or expected to vest at September 30, 2006 (1)	3,500,208	$4.71	6.91	$25,319

(1)             The vested or expected to vest options at September 30, 2006 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)             The aggregate intrinsic value is calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on September 30, 2006 of $11.94 and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

Unvested Shares	Shares	Weighted Average Exercise Price
Unvested at December 31, 2005	2,055,245	$5.98
Granted	13,500	8.90
Vested	(681,556)	5.03
Forfeited	(33,043)	5.72
Unvested at September 30, 2006	1,354,146	$6.49

The following table summarizes information regarding the Company’s stock options outstanding and exercisable at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.10 - 0.60	22,334	1.66	$0.13	22,334	$0.13
0.61 - 1.20	25,350	3.05	1.00	25,350	1.00
2.41 - 3.00	1,865,404	5.91	3.00	1,718,799	3.00
3.01 - 4.80	165,960	7.33	4.50	87,894	4.50
4.81 - 5.40	43,850	3.48	5.00	43,850	5.00
5.41 - 6.00	74,180	7.45	6.00	31,408	6.00
6.01 - 7.80	1,171,573	8.38	6.75	339,260	6.92
7.81 - 9.00	241,000	8.93	7.87	61,610	7.81
9.01 - 10.29	100,000	9.15	10.29	25,000	10.29
	3,709,651	6.99	$4.82	2,355,505	$3.85

Restricted Stock Awards Activity

In June 2006, the Company awarded 942,250 shares of restricted stock under the 2004 Plan to its Chief Executive Officer, members of the Company’s senior management team and other key employees. The restricted stock award to the Chief Executive Officer vests 25% after three years of service, 50% after four years and 100% after five years. The remaining restricted stock awards generally vest 50% after two years of service, 75% after three years and 100% after four years. The Company calculated restricted stock award expense using the fair value on the date of the grant. This expense is amortized on a straight-line basis over the service period. The stock-based compensation expense associated with the 942,250 restricted stock awards is weighted based on the period of time the awards were outstanding during the three and nine month period ended September 30, 2006.  Generally, employees will forfeit awarded restricted shares if their employment is terminated prior to vesting.  The Company is applying an estimated annual forfeiture rate of 8% in determining the expense recorded in the Company’s consolidated statements of income.  The restricted stock awards have also been reflected in the calculation of basic and diluted earnings per share.

A summary of restricted stock awards activity during the nine months ended September 30, 2006, is as follows:

Restricted Stock Awards	Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2005	—	$—
Awarded	942,250	12.12
Forfeited	(11,250)	12.12
Outstanding at September 30, 2006	931,000	$12.12	3.98	$11,116

Expected to be free of restrictions (1)	718,557	$12.12	3.98	$8,580

(1)             The expected to be free of restrictions at September 30, 2006 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)             The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on September 30, 2006 of $11.94.

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

A rollforward of the net carrying amount of goodwill is as follows:

Amount
Balance as of December 31, 2004	$21,817
Utilization of acquired net operating losses — Clinsoft	(2,057)
Increase associated with the acquisition of Lincoln	8,430
Release of valuation allowance related to acquired net operating losses — Clinsoft	(3,230)
Balance as of December 31, 2005	$24,960
Increase associated with the acquisition of Lincoln	3,066
Release of valuation allowance related to acquired net operating losses — Clinsoft	(304)
Balance as of September 30, 2006	$27,722

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

During the nine months ended September 30, 2006, adjustments totaling $3,066 were recorded to goodwill associated with the acquisition of Lincoln.  Goodwill was increased by the earn-out accrual of $3,500 (see Note 5) and reduced by the following: ($194) receipts of previously written-off accounts receivable; ($123) reduction to deferred revenues due to the completion of two services engagements; and ($117) associated with a sublease of the abandoned former Lincoln facility.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following:

		As of December 31, 2005		As of September 30, 2006
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$127	$1,800	$397
Customer relationships	5 years	1,600	112	1,600	353
Non-compete agreements	2 years	300	53	300	165
Tradename	5 years	200	14	200	44
Total		$3,900	$306	$3,900	$959

Amortization expense related to intangible assets for the three months ended September 30, 2005 and 2006 was $89 and $218, respectively, and $89 and $653 for the nine months ended September 30, 2005 and 2006, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years is as follows:

Year ended December 31,	Amount
2006	$218
2007	817
2008	720
2009	720
2010	466
Total	$2,941

11.     Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2005	As of September 30, 2006
Accrued payroll and related benefits	$5,327	$6,318
Accrued other expenses	4,037	3,947
Accrued royalties	2,411	1,895
Accrued income taxes	697	679
Total	$12,472	$12,839

12.     Debt

Prior to August 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company.  Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000.  As of December 31, 2005 and September 30, 2006, there were no amounts outstanding under the working capital line of credit.  At September 30, 2006, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility.  At September 30, 2006, the Company was in compliance with all financial covenants.

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

On February 15, 2006, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC.  The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of the Company’s products and services and certain products and services of the Company’s customer, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump sum payment to Datasci in the amount of $8,500 to settle the claim. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

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

14.    Stockholders’ Equity

During the nine months ended September 30, 2006, the Company issued 602,581 shares of common stock in connection with the exercise of stock options resulting in proceeds of $2,174 and 14,137 shares of common stock under the 2004 ESPP resulting in proceeds of $171.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income	$2,170	$2,894	$5,476	$6,868
Cumulative translation adjustment	14	(2)	(520)	429
Comprehensive income	$2,184	$2,892	$4,956	$7,297

16.   Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transactions gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts which relate to the British pound, euro, and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated gains and losses on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in the period incurred.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company:

		As of December 31, 2005		As of September 30, 2006
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$10,303	1,500	$2,807
Euro	Purchase	(500)	(592)	—	—
Euro	Sale	—	—	150	190
Japanese yen	Sale	156,000	1,317	60,000	509
			$11,028		$3,506

As of December 31, 2005 and September 30, 2006, the forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and September 30, 2006, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging, are accounted for in non-operating income (expense). Foreign currency gains (losses), net of hedging, were ($38) and $16 for the three months ended September 30, 2005 and 2006, respectively, and ($169) and ($45) for the nine months ended September 30, 2005 and 2006, respectively.   The Company settles forward foreign exchange contracts in cash.

17.       Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2005 and 2006 were 17% and 18%, respectively, and 22% and 18% for the nine months ended September 30, 2005 and 2006, respectively.  The Company’s effective tax rates were lower than the Company’s statutory federal and state rate of 40% due to the estimated utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of September 30, 2006 of $7,977. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

18.       Recently Issued Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company is currently analyzing the effect, if any, FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

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

Overview

        Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations, or CROs, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies.  The most significant of these transactions are the acquisitions of Clinsoft Corporation (“Clinsoft”) and Lincoln Technologies, Inc. (“Lincoln”), which are described below.

Lincoln Technologies, Inc.

        On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln, a provider of products and services for drug safety, including clinical trial safety signal detection, and applied data standards.  Lincoln’s products consisted of WebVDME, CTSD and WebSDM. The aggregate purchase price was approximately $16.7 million.  The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million, respectively.  The defined 2005 financial targets were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May 2006.  The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earnout payment for which the securityholders of Lincoln could be eligible in 2007 under the acquisition agreement.  Pursuant to the amendment, we agreed to pay the securityholders of Lincoln an aggregate of $3.5 million in cash on December 26, 2007 in satisfaction of our remaining payment obligations under the acquisition agreement.  The $3.5 million has been accrued as of September 30, 2006.  The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in our audited consolidated financial statements since the date of acquisition.

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to our future cash flows, either directly or indirectly.  In addition, we do not anticipate changing any of our products as a result of the license to this patent.  As such, the settlement amount was recorded as a charge to operations.  Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations.  The settlement was paid during the three months ended March 31, 2006.  During the nine months ended September 30, 2006, we incurred expense of $373,000 relating to our defense in this suit, which is included in general and administrative expenses.

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

One customer, GlaxoSmithKline, accounted for approximately 16% and 18% of our total revenues in the three months ended September 30, 2005 and 2006, respectively, and 16% and 17% of our total revenues in the nine months ending September 30, 2005 and 2006 respectively, and $1.7 million and $1.9 million of accounts receivable outstanding as of December 31, 2005 and September 30, 2006, respectively.  Our top 20 customers accounted for approximately 67% and 73% of our total revenues, net of reimburseable out-of-pocket expenses in the three months ended September 30, 2005 and 2006, respectively, and 67% and 69% of our total revenues, net of reimburseable out-of-pocket expenses in the nine months ended September 30, 2005 and 2006, respectively.

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

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, Clintrace, WebVDME, CTSD and WebSDM software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Clintrace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our WebVDME, CTSD and WebSDM products are generally annual with payment terms generally in advance.  License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

Following our acquisition of Clinsoft in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell perpetual licenses of these products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenues on the perpetual licenses upon delivery of the software when all other revenue recognition criteria are met.  We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We generally charge 18% of the perpetual license fee for customer support. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements.  However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

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

Services provided for the first and third stages are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the hosting service ratably over the hosting period. Fees to be charged and costs incurred for the trial system design, set up and implementation, are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application set up. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

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

Cost of Revenues.    Cost of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition, costs of revenues include expense for the amortization of acquired technologies associated with the acquisition of Lincoln. The cost of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services. Costs for these services consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Cost of services also includes hosting costs that primarily consist of hosting facility fees and server depreciation.

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

Gross Margin.    Our gross margin on license revenues varies based on the mix of royalty- and non-royalty-bearing license revenues and the amount of amortization of acquired technologies. Our gross margin on service revenues varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenues are recognized ratably over the software license term  our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenues will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenues.

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

Restructuring.    We recorded a $4.5 million restructuring charge in 2003 which related to the relocation of our corporate headquarters. This charge includes approximately $2.5 million relating to the estimated future obligation under the non-cancelable lease and an approximate $2.0 million write-off of the related abandoned leasehold improvements and fixed assets. As of September 30, 2005, payments for all remaining expenses were completed and as a result we recorded a restructuring benefit of $92,000 representing the elimination of accrued expenses associated with the restructuring charge.

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense since January 1, 2006.  Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards which is recognized over the respective stock option and award service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended September 30, 2005 and 2006, approximately 45% and 48%, respectively, of our revenues were generated in locations outside the United States.  In the nine months ended September 30, 2005 and 2006, approximately 47% and 49%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation expenses, long-lived assets, intangibles assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. Our actual results may differ from these estimates under different assumptions or conditions.

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

We generally enter into software term licenses for our InForm, Clintrial and Clintrace products with our customers for 3- to 5-year periods. License agreements for our WebVDME, CTSD and WebSDM products are generally for one-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

We deferred $666,000 and $483,000 of set up costs and amortized $425,000 and $489,000 during the three months ended September 30, 2005 and 2006, respectively and deferred $1.8 million and $2.1 million of set up costs and amortized $1.3 million and $1.5 million in the nine months ended September 30, 2005 and 2006, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represent amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. We deferred $989,000 and $1.1 million of commissions and amortized to sales and marketing expense $1.0 million and $804,000 in the three months ended September 30, 2005 and 2006, respectively, and deferred $2.3 million and $4.0 million of commissions and amortized to sales and marketing expense $2.7 million and $3.4 million in the nine months ended September 30, 2005 and 2006, respectively.  Royalties are paid on a percentage of billings basis for certain of our products. We deferred $645,000 and $99,000 of royalties and amortized to cost of revenues $803,000 and $694,000 in the three months ended September 30, 2005 and 2006, respectively, and deferred $2.9 million and $1.8 million of royalties and amortized to cost of revenues $2.1 million and $2.3 million in the nine months ended September 30, 2005 and 2006, respectively.

        Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $318,000 and $278,000 as of December 31, 2005 and September 30, 2006, respectively.

Accounting for Income Taxes.    In connection with preparing our financial statements, we are required to estimate income tax expense in each jurisdiction in which we operate.  This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards.  In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.  In the year ended December 31, 2005, we determined that it is more likely than not that we will realize a portion of our deferred tax assets and reduced the valuation allowance by $7.8 million in December 2005.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million.  During the three months and nine months ended September 30, 2006 the Company released a portion of its valuation allowance, resulting in a reduction in income tax expense of $857,000 and $2.3 million, respectively.

Accounting for Stock-Based Awards.     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

As prescribed, we adopted SFAS No. 123(R) starting in our fiscal first quarter of 2006, which began on January 1, 2006.

As permitted by SFAS No. 123, we historically accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee stock options other than the amortization of deferred stock-based compensation cost associated with stock options granted at a discount from the deemed fair market value.  Under our adoption of SFAS No. 123(R) and as outlined therein, we utilized the “modified prospective” method to begin recognizing stock-based compensation expenses. Under the “modified prospective” method, stock-based compensation is recognized in the income statement beginning on the adoption date of SFAS No. 123(R) as follows:  (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted on or after the adoption date;  (b) based on the requirements of SFAS No. 123 for all share-based payments that are un-vested as of December 31, 2005; and (c) excludes those options issued prior to the Phase Forward becoming a public entity which were valued using the “minimum value method”.

In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

We had a limited trading history for our common stock as it began trading on the NASDAQ National Market on July 15, 2004. Accordingly, we have determined the expected life and the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected life of options we granted has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period.  The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the weighted average historical volatility of our own common stock beginning in January 2005.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We have applied an estimated forfeiture rate based on historical experience.

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

During the three and nine months ended September 30, 2006, we recorded $976,000 and $2.0 million of aggregate stock-based compensation expense, of which $813,000 and $1.6 million were a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $163,000 and $374,000, respectively. For the three months ended September 30, 2006 stock-based compensation expense was allocated as follows: $68,000 to cost of revenues; $121,000 to research and development; $143,000 to sales and marketing; and $644,000 to general and administrative.  For the nine months ended September 30, 2006 stock-based compensation expense included $161,000 in cost of revenues, $248,000 in research and development, $351,000 in sales and marketing and $1.2 million in general and administrative expense.  For the three months ending September 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.00 and $0.03, respectively.  For the nine months ended September 30, 2005 and 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.01 and $0.06, respectively.  As of September 30, 2006, there was $11.6 million of unrecognized stock-based compensation expense related to market-based share awards that is expected to be recognized over a weighted average period of 3.3 years.

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

Overview of Results of Operations for the Three Months Ended September 30, 2005 and 2006

        Total revenues increased by 26% or $5.8 million in the three months ended September 30, 2006 compared to the same period in 2005 due to increases in both application hosting services and license revenues of 36% and 30%, respectively.

        Our gross margin increased by 26% or $3.5 million in the three months ended September 30, 2006 compared to the same period in 2005, primarily due to the increase in revenues.

Operating income for the three months ended September 30, 2006 of $2.8 million increased $553,000 or 25% compared to the same period in 2005.  The operating income for the three months ended September 30, 2005 and 2006 included $73,000 and $976,000 of stock-based compensation expense, respectively.

The results for the three months ended September 30, 2006 were impacted by foreign exchange rate fluctuations, resulting in approximately 2% decrease in revenues and an approximately 1% increase in expenses for the period.

        As of September 30, 2006, we had $65.6 million of cash, cash equivalents and short-term investments, an increase of $5.0 million from $60.6 million at December 31, 2005.  As of September 30, 2006, we had no outstanding debt.

Revenues

	Three Months Ended September 30,
	2005		2006		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$8,637	39%	$11,225	40%	$2,588	30%
Application hosting services	7,998	36	10,883	39	2,885	36
Consulting services	2,679	12	3,048	11	369	14
Customer support	2,928	13	2,893	10	(35)	(1)
Total	$22,242	100%	$28,049	100%	$5,807	26%

Total revenues increased in the three months ended September 30, 2006 primarily due to increases in application hosting service and license revenues.  The increase in revenues associated with our application hosting services in the three months ended September 30, 2006 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and to a lesser extent increased growth in sales related to our Clintrial and safety products.  The increase in consulting revenues was attributable to services relating to additional InForm and Clintrial consulting revenues which were provided to both new and existing customers. Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.  Revenues were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenues for the period of 2%. In the future, we anticipate that the percentage of license revenues and service revenues will fluctuate quarter over quarter as a percentage of total revenues, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers.

	Three Months Ended September 30,
	2005		2006		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$12,225	55%	$14,586	52%	$2,361	19%
United Kingdom	6,271	28	9,316	33	3,045	49
France	2,179	10	2,577	9	398	18
Asia Pacific	1,567	7	1,570	6	3	—
International subtotal	10,017	45	13,463	48	3,446	34
Total	$22,242	100%	$28,049	100%	$5,807	26%

The increase in revenues worldwide was primarily due to increases in application hosting service and license revenues associated with our InForm product. The increase in U.S. revenues is primarily related to a new business relationship with an InForm customer, while the increase in international revenues is primarily the result of additional InForm application hosting services revenues with both new and existing customers.

Cost of Revenues

	Three Months Ended September 30,
	2005		2006		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$722	8%	$717	6%	$(5)	(1)%
Services	7,799	57	10,079	60	2,280	29
Total	$8,521	38%	$10,796	38%	$2,275	27%

The cost of license revenues remained consistent in the three months ended September 30, 2006.  The increase in cost of services in the three months ended September 30, 2006 was primarily due to increases in employee-related and contractor expenses of $1.2 million and $425,000, respectively, associated with a headcount increase of 35 people and the delivery of  increased services revenues.  We also had an expense increase of $248,000 relating to an increase in the number of arrangements in the hosting phase.  Expenses in the hosting phase include actual costs incurred as well as the amortization of costs that were previously deferred during the set up phase.  In addition, there were expense increases in facilities and travel of $129,000 and $122,000, respectively.

Gross Margin

	Three Months Ended September 30,
	2005		2006		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$7,915	92%	$10,508	94%	$2,593	33%
Services	5,806	43	6,745	40	939	16
Total	$13,721	62%	$17,253	62%	$3,532	26%

The license gross margin percentage increased in the three months ended September 30, 2006 due to an increase in license revenues for all of our products. The services gross margin percentage decreased during the three months ended September 30, 2006, as our expense increase outpaced our revenue growth. The overall gross margin percentage was unchanged in the three months ended September 30, 2006.  It is likely that gross margin, as a percentage of revenues will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended September 30,
	2005		2006		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$3,897	18%	$5,377	19%	$1,480	38%
Research and development	3,653	16	4,538	16	885	24
General and administrative	3,937	18	4,551	16	614	16
Restructuring	—	—	—	—	—	—
Total	$11,487	52%	$14,466	51%	$2,979	26%

 Sales and Marketing.    Sales and marketing expenses increased in the three months ended September 30, 2006 primarily due to a $536,000 increase in employee-related expenses related to a headcount increase of 8 people and a $462,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate.  We also experienced increases in amortization expense of $128,000 associated with our purchase of Lincoln in August 2005 as well as stock-based compensation expense and travel expenses of $115,000 and $103,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

 Research and Development.    Research and development expenses increased in the three months ended September 30, 2006 primarily due to employee-related expenses of $368,000.   In addition, there were expense increases in recruiting and outside contractor expense of $177,000 and $137,000, respectively. Further expense increases included stock-based compensation and depreciation of $84,000 and $52,000, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

 General and Administrative.    General and administrative expenses increased in the three months ended September 30, 2006 primarily due to a $646,000 increase in stock-based compensation expense.  In addition, there were expense increases in employee related, depreciation and computer related of $142,000, $86,000 and $89,000, respectively.  Computer related expenses include hardware and software support agreements as well as computer accessories.  These expense increases were partially offset by a decrease in professional fees of $330,000 primarily associated with legal fees related to defending our intellectual property.

Operating Income, Other Income (Expense)

	Three Months Ended September 30,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$2,234	10%	$2,787	10%	$553	25%
Other income (expense):
Interest income	449	2%	735	3	286	64
Other, net	(79)	—	14	—	93	118
Total other income	$370	2%	$749	3%	$379	102%

 Operating Income.   The increase in operating income in the three months ended September 30, 2006 was primarily due to the increase in revenues and reduction in operating expenses as a percentage of revenues.

 Other Income (Expense).    The increase in interest income in the three months ended September 30, 2006 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment.

Provision for Income Taxes

	Three Months Ended September 30,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$434	2%	$642	2%	$208	48%

Provision for Income Taxes.  The provision for income taxes in 2005 and 2006 represents income taxes payable in both our U.S. and foreign operations that cannot be offset through loss carryforwards.  In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order in which they were incurred.  The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities, but does not reduce the amount of income tax expense for financial reporting purposes as it is recorded as a reduction to goodwill. The effective tax rate for 2006 increased to 18% compared to an effective tax rate of 17% for 2005.  The increase in our effective tax rate is primarily due to a one time benefit realized in 2005 associated with adjustments to previous estimates compared to our U.S. tax return for the year ended December 31, 2004 filed in the third quarter of 2005.

Overview of Results of Operations for the Nine Months Ended September 30, 2005 and 2006

Total revenues increased by 20% or $12.9 million in the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to an increase in service revenues of 25%.

Our gross margin increased by 18% or $7.1 million in the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to the increase in revenues.

Operating income for the nine months ended September 30, 2006 of $6.4 million increased 4% or $258,000 compared to the same period in 2005.  The operating income for the nine months ended September 30, 2005 and 2006 also included $430,000 and $2.0 million of stock-based compensation expense, respectively.

The results for the nine months ended September 30, 2006 were impacted by foreign exchange rate fluctuations, resulting in decreases in both revenues and expenses for the period of 2% and 1%, respectively.

Revenues

	Nine Months Ended September 30,
	2005		2006		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$26,088	41%	$29,633	39%	$3,545	14%
Application hosting services	22,105	35	29,210	38	7,105	32
Consulting services	5,696	9	8,405	11	2,709	48
Customer support	9,613	15	9,139	12	(474)	(5)
Total	$63,502	100%	$76,387	100%	$12,885	20%

Total revenues increased in the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the nine months ended September 30, 2006 was primarily due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and to a lesser extent increased growth in sales related to our Clintrial and safety products. The increase in consulting revenues was primarily attributable to services relating to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln as well as additional InForm consulting revenues which was primarily related to our existing customer base.  The decrease in customer support revenues in the nine months ended September 30, 2006 was primarily due to a reduction in Clintrace and Clintrial customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.   Revenues were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenues for the period of 2%.

	Nine Months Ended September 30,
	2005		2006		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$33,750	53%	$39,093	51%	$5,343	16%
United Kingdom	18,747	30	24,775	32	6,028	32
France	6,396	10	7,433	10	1,037	16
Asia Pacific	4,609	7	5,086	7	477	10
International subtotal	29,752	47	37,294	49	7,542	25
Total	$63,502	100%	$76,387	100%	$12,885	20%

The increase in revenues worldwide was primarily due to an increase in application hosting service and license revenues. The increase in U.S. revenues is primarily related to additional license revenue across all of our products as well as growth in application hosting services, while the increase in international revenues is primarily the result of additional InForm application hosting services revenues with both new and existing customers.

Cost of Revenues

	Nine Months Ended September 30,
	2005		2006		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$1,759	7%	$2,020	7%	$261	15%
Services	22,475	60	27,981	60	5,506	24
Total	$24,234	38%	$30,001	39%	$5,767	24%

        The cost of license revenues increased in the nine months ended September 30, 2006 primarily due to amortization expense from acquired technologies relating to our recent acquisition of Lincoln of $237,000. The increase in cost of services in the nine months ended September 30, 2006 was primarily due to increases in employee-related and contractor expenses of $2.5 million and $1.5 million, respectively, associated with a headcount increase of 35 people and the delivery of increased services revenues.  We also had expense increases for depreciation, hosting and computer related expenses of $403,000, $121,000 and $299,000, respectively, which were the result of an increase in trials under management in the nine months ended September 30, 2006 as compared to the same period in 2005.  Computer related expenses include hardware and software support agreements as well as computer accessories.  In addition, there were also increases in travel and royalty expense of $324,000 and $191,000, respectively.  Furthermore, we had expense increases in facilities and stock-based compensation of $160,000 and $114,000.

Gross Margin

	Nine Months Ended September 30,
	2005		2006		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$24,329	93%	$27,613	93%	$3,284	13%
Services	14,939	40	18,773	40	3,834	26
Total	$39,268	62%	$46,386	61%	$7,118	18%

The license and services gross margin percentages were unchanged during the nine months ended September 30, 2006, as revenues grew at approximately the same rate as expenses.

Operating Expenses

	Nine Months Ended September 30,
	2005		2006		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$11,808	19%	$14,798	19%	$2,990	25%
Research and development	10,423	16	12,022	16	1,599	15
General and administrative	10,959	17	13,138	17	2,179	20
Restructuring	(92)	—	—	—	92	100
Total	$33,098	52%	$39,958	52%	$6,860	21%

 Sales and Marketing.    Sales and marketing expenses increased in the nine months ended September 30, 2006 primarily due to a $1.2 million increase in employee-related expenses related to a headcount increase of 8 people and a $690,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate.  We also experienced increases in amortization expense of $383,000 associated with our purchase of Lincoln in August 2005, as well as travel and marketing programs of $217,000 and $180,000, respectively.  In addition, stock-based compensation expense increased by $327,000.

 Research and Development.    Research and development expenses increased in the nine months ended September 30, 2006 primarily due to employee-related expenses of $1.0 million.  In addition, there were also expense increases for recruiting, stock-based compensation and depreciation of $186,000, $117,000 and $83,000, respectively.

 General and Administrative.    General and administrative expenses increased in the nine months ended September 30, 2006 primarily due to an increase in stock-based compensation expense of $1.0 million.  In addition, there were also expense increases in employee-related expenses of $177,000 related to a headcount increase of 6 people as well as additional outside contractor expenses of $428,000.  Furthermore, expenses increased in depreciation and computer related by $244,000 and $233,000, respectively.  Computer related expenses include hardware and software support agreements as well as computer accessories.  These expense increases were partially offset by an overall decrease in professional fees of $287,000, which included $575,000 in savings relating to defending our intellectual property and $438,000 of additional expense related to an acquisition opportunity that was evaluated during the period, but which we decided not to pursue.

Operating Income, Other Income (Expense)

	Nine Months Ended September 30,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$6,170	10%	$6,428	8%	$258	4%
Other income (expense):
Interest income	$1,236	2%	2,010	3	774	63
Interest expense	(144)	—	0	—	144	100
Other, net	(220)	—	(50)	—	170	77
Total other income	$872	1%	$1,960	3%	$1,088	125%

Operating Income.   The increase in operating income in the nine months ended September 30, 2006 was primarily due to an increase in revenues.

Other Income (Expense).   The increase in interest income in the nine months ended September 30, 2006 was primarily due to an increase in cash and cash equivalents available for investment, short term investments and an increase in the yield on investment.  The decrease in interest expense was due to the pay off of our debt in the quarter ended September 30, 2005.  Other, net expense decreased primarily due to a decrease in foreign exchange losses compared to the same period in 2005.

Provision for Income Taxes

	Nine Months Ended September 30,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$1,566	2%	$1,520	2%	$(46)	(3)%

Provision for Income Taxes.   The provision for income taxes in 2005 and 2006 represents income taxes payable in both our U.S. and foreign operations that cannot be offset through loss carryforwards.  In utilizing our net operating loss carryforwards, we are required to use our net operating losses in the order in which they were incurred.  The utilization of the acquired net operating losses reduces the amount of income taxes payable to local tax authorities, but does not reduce the amount of income tax expense for financial reporting purposes as it is recorded as a reduction to goodwill. The effective tax rate for 2006 decreased to 18% compared to an effective tax rate of 22% for 2005. The decrease in our effective tax rate associated with U.S. income taxes is primarily due to the release of a portion of our deferred tax asset valuation allowance of $2.3 million, which was recognized through a reduction to income tax expense partially offset by a one time benefit realized in 2005 associated with adjustments to previous estimates compared to our U.S. tax return for the year ended December 31, 2004 filed in the third quarter of 2005.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $60.6 million and $65.6 million at December 31, 2005 and September 30, 2006, respectively, and accounts receivable of $24.9 million and $23.2 million, respectively.

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

Net cash provided by operating activities was $7.4 million in the nine months ended September 30, 2006, which was greater than net income of $6.9 million. This difference is primarily due to $3.8 million of non-cash depreciation and amortization, $2.0 million of stock-based compensation, $1.3 million of non-cash income tax expense, an increase in deferred revenues of $1.7 million, and a decrease in accounts receivable of $2.4 million, partially offset by $1.0 million of tax benefit related to exercise of options, the payment of accrued litigation settlement of $8.5 million, a reduction of accrued expenses of $512,000 and a reduction to deferred rent of $472,000.

Net cash used by investing activities was $20.6 million during the nine months ending September 30, 2006, which was primarily due to the purchase of short-term investments of $44.2 million, capital expenditures associated with expansion of our hosting facility and purchase of computer equipment to support our work force of $3.5 million and the payment of accrued earn-out of $2.0 million, partially offset by $29.2 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $3.4 million in the nine months ended September 30, 2006, consisting primarily of  $2.3 million of proceeds from the exercise of stock options and sales of common stock under our employee stock purchase plan and $1.0 million from the tax benefit associated with the exercise of options.

At December 31, 2005 and September 30, 2006, we had a $1.3 million and $500,000, respectively, outstanding letter of credit related to our facility.  The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets as December 31, 2005 and September 30, 2006 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of September 30, 2006 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,943	$3,305	$3,638	$—	$—
Total	$6,943	$3,305	$3,638	$—	$—

Prior to August 2005, all borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets.  Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property.  The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2005 and September 30, 2006, there were no amounts outstanding under the working capital line of credit.  At September 30, 2006, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.  At September 30, 2006, we were in compliance with all financial covenants.

        At December 31, 2005, we had $81.8 million of net operating loss carryforwards and $6.0 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income. Approximately $17.2 million and $3.0 million of net operating loss and tax credit carryforwards were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability; however this benefit will be reflected through reductions to goodwill and not as reductions to income tax expense. Additionally, we had $3.9 million of foreign net operating loss carryforwards. The net operating loss and tax credit carryforward period extends through 2024 and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  We currently expect to realize recorded deferred tax assets as of September 30, 2006 of approximately $8.0 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

        We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our debt facility will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our products and services.  To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.  From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We are currently analyzing the effect, if any, FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently analyzing the effect, if any, SFAS No. 157 will have on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen.  During the nine months ended September 30, 2005 and 2006, 47% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of September 30, 2006, we had $7.1 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2006, our foreign exchange receivable exposure would have fluctuated by approximately $710,000.  In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of September 30, 2006, we entered into contracts to hedge approximately $3.5 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $65.6 million at September 30, 2006.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2005 and September 30, 2006, there were no amounts outstanding under our working capital line of credit. At September 30, 2006, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A.                 Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the inclusion herein of an additional Risk Factor below entitled “Consolidation among our clients could cause us to lose clients, decrease the market for our products and result in a reduction of our revenues.”

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

•                  our ability to meet product development and release schedules;

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

Our top five customers accounted for approximately 39% of our revenues during the nine months ended September 30, 2006. One customer, GlaxoSmithKline, accounted for approximately 17% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collect ability of our accounts receivables, our liquidity and our future operating results.

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

The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenues with respect to the potential sale. In addition, while we generally begin recognizing revenues upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenues through additional sales in any period, as license revenues and, when applicable, related services revenues, from new customers are recognized over the applicable license term, typically one to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license pricing model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. For example, pursuant to our contract with GlaxoSmithKline, we incurred significant up-front implementation and other service expenses associated with delivery of services for the initial orders under the contract, whereas the revenues for these initial orders are being recognized ratably over an approximately 5-year period from July 2004. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenues in that quarter and may negatively affect our revenues in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

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

We incurred significant losses in each year from our inception in September 1997 through 2003 and we may incur significant operating losses in the future. As a result of our operating losses and accretion of preferred dividends, we had an accumulated deficit of $94.2 million at September 30, 2006. You should not consider recent revenue growth as indicative of our future performance as our operating results may fluctuate significantly from quarter to quarter. In addition, we expect our development, sales and other operating expenses to increase in the future. If our revenues do not grow to offset these expected increased expenses, we may not continue to be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

The global nature of our business exposes us to multiple risks.

For the nine months ended September 30, 2006, approximately 49% of our revenues were derived from international operations.  We expect that our international operations will continue to account for a significant portion of our revenues.  As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

At September 30, 2006, our directors and executive officers and their affiliates beneficially controlled approximately 17% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 6.  Exhibits.

Exhibit
No.	Description
10.1	Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed with the SEC on September 15, 2006).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 1, 2006

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed with the SEC on September 15, 2006).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.