Form 10-K
period 2006-12-31
PHASE FORWARD INC
filed 2007-03-01
CIK 1050180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(888) 703-1122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2006	30,452,053	$350,807,651

Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
February 22, 2007	Common Stock, $0.01 par value per share	35,584,146

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of the Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PHASE FORWARD INCORPORATED
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.                        Business

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Annual Report under “Item 1A. Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

Our electronic data capture and clinical data management products are designed to offer our customers enterprise-level automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Our drug safety products are designed to enable customers to detect, analyze and manage product safety throughout the drug development life cycle. Our products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. Our product line is comprised of six software solutions including:

•       InForm™, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials;

•       Clintrial™, our clinical data management solution;

•       Clintrace™, our solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

•       WebVDME™, our signal detection solution for post-marketing data;

•       CTSD™, our signal detection solution for data from clinical trials; and

•       WebSDM™, our system for validating and reviewing clinical trial data represented in formats meeting new industry standards.

We generally offer our InForm, Clintrial and Clintrace software products under multi-year enterprise licenses and our WebVDME, CTSD and WebSDM products under annual or multi-year licenses. Additionally, we offer our InForm, WebVDME, CTSD and WebSDM products as a hosted application solution delivered through a standard web-browser.

Our Strategy

Our objective is for our technology solutions to become the standard for electronic data capture, data management and drug safety reporting and signal detection for use in our customers’ global clinical trial and safety monitoring activities. Key strategic directives include:

•       Expand the customer base for our software products, services and hosted solutions. We believe that adoption is accelerating for electronic data capture, integrated clinical data management and drug safety solutions in the clinical trial and safety monitoring marketplace. Our current base of over 265 customers includes pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies and CROs of all sizes. We intend to secure additional customers by leveraging our industry position and domain expertise in technology development, sales and customer support.

•       Increase penetration within our existing customer base. We believe that there is a significant opportunity to migrate existing customers that are utilizing one or more components of our product offerings to a comprehensive solution that integrates additional components of our product offerings or our entire suite of software products on an enterprise-wide basis. We believe that a large percentage of our current customers would benefit from the integration of our software solutions and we intend to continue to pursue these cross-selling opportunities. Furthermore, the decentralized nature of many of our customers offers us the opportunity to increase adoption of our currently-deployed software products, services and hosted solutions within their enterprises by targeting additional functional areas and business units.

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

•       Continue to provide a superior level of global customer service and support. In light of the critical importance of the clinical trial and safety monitoring activities of our global customers, the delivery of a high level of multinational customer service and support with deep regulatory expertise is essential, and we believe a significant differentiating characteristic of our business strategy. We intend to leverage the knowledge and extensive expertise of our employees in the areas of clinical trial management and drug development, drug safety and regulatory approval to provide customers with exceptional support and consulting services that accelerate the adoption of our technologies.

Our Business Model

Our InForm, Clintrial and Clintrace software solutions are generally provided to our customers for enterprise adoption through multi-year term licenses of generally three to five years with periodic fees. Our WebVDME, CTSD and WebSDM software solutions are generally provided to our customers through annual licenses or multi-year term licenses of two to three years. We also offer fully-hosted solutions of our InForm, WebVDME, CTSD and WebSDM products for new and existing customers who prefer a hosted solution and, in the case of our InForm product, for new customers to evaluate the product prior to transition to enterprise-level term licenses. We may offer hosted solutions in the future for additional products. Our pricing model and the contractual nature of our services and support solutions, which require us to recognize revenue ratably over the life of a contract, allow us to maintain a backlog that provides multi-year visibility in revenues. We believe this visibility significantly differentiates us from our competitors, as our current and potential customers frequently look to long-term financial stability as a key criterion in evaluating a vendor to utilize in the clinical development process.

Our Software Solutions and Services

Our software solutions offer integration capabilities with certain complementary commercial applications used by our customers. Our primary product and service offerings consist of the following:

InForm.   InForm is our Internet-based electronic data capture software solution that helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through the InForm platform, our customers can deploy customized electronic case report forms, or eCRFs, for on-site clinical data input, which incorporate automated edit checking and deliver enterprise-level visibility to data at an accelerated rate previously unavailable through paper-based clinical trial data collection approaches. Additional features of InForm include eCRF modules for designing interactive eCRFs and for submitting clinical trial data to regulatory agencies electronically. Our InForm product also includes a reporting module that gives users timely visibility to the operating efficiencies of the trial and into the clinical data as it is collected. The InForm software product also enables clinical trial sponsors to publish relevant clinical trial-related materials for use by clinical investigators utilizing the software through a standard web-browser. Our InForm Architect™ tool allows users without extensive coding knowledge to design electronic case report forms. Our Central Coding™ for InForm product enables automatic or manual coding of clinical drug names and indications, adverse event terms and patient medical history. InForm’s Internet-based platform and automated site assessment capabilities facilitate rapid, cost efficient multi-site deployment. InForm is highly scalable and has been utilized by our customers to run clinical trials involving tens of thousands of patients across multiple continents. In addition to its availability through term licenses, customers may elect to use InForm through our fully-hosted deployment program, which includes application hosting as well as clinical trial site assessment, provisioning, training and support. An offline version of our InForm product is also offered where network connections are not reliable or available.

Clintrial.   Clintrial is our clinical data management software solution that allows customers to input, monitor, correct, code and analyze clinical data collected through integration with our InForm platform or third party solutions, as well as through traditional paper-based methods. Our Clintrial platform employs comprehensive tools for automated data entry control and tracking, error checking, industry-standard clinical coding, quality assurance and data import/export. Clintrial features an architecture that can manage thousands of clinical trials per customer and accommodate highly intricate study designs with little degradation of performance over a large amount of data.

Clintrace.   Clintrace is our drug safety software solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Through Clintrace, our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. Our Clintrace product provides customers with near real-time visibility of drug safety data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients or not warrant further investment in research and development. Our Clintrace product also includes a reporting module that enables users to generate various reports containing safety and adverse event data. The current version of the Clintrace product integrates with our Electronic Case Submissions Module, or ECSM, automating the exchange of electronic case safety information with regulatory agencies, affiliates and trading partners. The Clintrace platform is highly scalable and able to manage hundreds of thousands of adverse event reports annually.

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

CTSD.   CTSD is our drug safety software solution to support customers in the early detection of drug safety problems during clinical development. CTSD manages a repository of clinical trial data and allows users to specify, execute and interpret data mining runs to detect differences in the safety profile of the drug under development and placebo or other comparator treatments. This repository supports the loading of clinical trial data in formats meeting new standards for clinical data interchange established by the Clinical Data Interchange Standards Consortium, or CDISC, which develops and supports global, platform-independent data standards that enable information system interoperability to improve medical research and related areas of healthcare. Our CTSD product includes built-in safety screens for differences in reported adverse events, critical laboratory values, vital signs, ECG measurements, and other data collected during a clinical trial. CTSD also supports workflow for managing and documenting the resolution of any safety signals that are identified.

WebSDM.   WebSDM is our drug safety software solution, developed through a Cooperative Research and Development Agreement, or CRADA, with the FDA, which helps customers validate and review clinical trial data represented according to new industry data standards established by CDISC. The WebSDM product loads and validates datasets and permits customers to browse both the clinical data and any discrepancies identified during the validation process, so that data problems may be addressed prior to submission of New Drug Applications to the FDA.

Each of our InForm, Clintrial and Clintrace software solutions is available as a stand-alone enterprise application, as well as part of an integrated enterprise solution incorporating certain of our electronic data capture, clinical data management and drug safety products. The operation of Clintrial and InForm can be integrated by our Clintrial Integration Solution which allows customers to eliminate the need for paper-based data input or otherwise support hybrid clinical trials that involve both paper-based and our electronic data capture technologies. Integrated use of Clintrial and InForm enables sharing of data across the enterprise, expedites trial set up and accelerates data consolidation, reporting, analysis and submission activities. Integration between Clintrial and Clintrace is also available to facilitate electronic transfer to Clintrace of drug safety data identified during clinical trials. This integration is designed to reduce drug safety reporting errors, facilitate the reconciliation of Clintrace data with data reported to the customers’ safety operations and accelerate availability of safety data to the clinical trial sponsor. Our WebVDME and CTSD products operate on clinical trial and adverse event data of the kind captured by InForm and Clintrace, and we intend to develop new interfaces among these products to provide increased integration to our customers.

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

Our Customers

As of December 31, 2006, we had over 265 customers, including all of the top 10 pharmaceutical companies and 17 of the top 20 pharmaceutical companies. In determining the number of customers, we have treated all affiliated entities as one customer, even if we have customer relationships with more than one entity or group within a larger organization. Our representative customers include leading pharmaceutical, biotechnology, medical device companies, regulatory agencies, academic institutions, CROs and other entities engaged in clinical trial and safety monitoring activities. Some of our representative customers include:

Pharmaceutical	Biotechnology	Contract Research Organizations

Acuity Pharmaceuticals, Inc.

Alliance Pharma Ltd.

AstraZeneca Pharmaceuticals LP

Bayer Healthcare AG

Eli Lilly and Company

Forest Laboratories, Inc.

GlaxoSmithKline, Inc.

Institut de Recherches Internationales Servier

Mayne Pharma, Inc.

Merck & Co., Inc.

Novartis AG

Orexigen Therapeutics, Inc.

Otsuka America Pharmaceutical, Inc.

Pfizer Canada, Inc.

Reckitt Benckiser plc

The Procter & Gamble Company

sanofi-aventis

Schering-Plough Research Institute

Wyeth Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.

Asklep, Inc.

Celgene Corporation

Chiron Corporation

Eyetech Pharmaceuticals, Inc.

Genzyme Corporation

MedImmune, Inc.

Novagen, Limited

Serono International S.A.

Vanda Pharmaceuticals, Inc.

CMIC Co. Ltd.

Gleneagles CRC Plc Ltd.

ICON Clinical PLC

Medpace, Inc.

PAREXEL International Corporation

PharmaLink FHI, Inc.

Prologue Research International, Inc.

Quintiles Transnational Corp.

RTI International

Veristat, Inc.

Government and Regulatory	Medical Devices	Academic
National Institute of Health (NIH) U.S. Department of Defense (DoD) U.S. Food and Drug Administration (FDA) U.K. Medicines and Healthcare products Regulatory Agency (MHRA)

Abbott Vascular, Inc.

Aptus Endosystems, Inc.

Boston Scientific Corporation

CardioDynamics International Corp.

Cardio Focus, Inc.

Conceptus, Inc.

Cordis Corporation

GE Healthcare Ltd.

Medtronic, Inc.

Philips Oral Healthcare, Inc.

Q-MED AB

Children’s Hospital of Philadelphia

Dana Farber Cancer Institute

Duke Clinical Research Institute

Guandong University

Harvard Clinical Research Institute

Massachusetts General Hospital

Mayo Clinic College of Medicine

National Health & Medical Research Council

GlaxoSmithKline accounted for approximately 18% of our revenues in 2006.

Sales and Marketing

We sell our products through a direct sales force and through relationships with CROs and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of December 31, 2006, we had 65 employees in sales and marketing.

Direct Sales.   Our direct sales force, which is the source of the majority of our revenues, is operated out of five global field offices. In addition, follow-on sales are accomplished by the efforts of sales professionals, sales engineers, project managers and other consulting services professionals.

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

Research and Development

We believe that our future success will depend on our ability to continue to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities. As of December 31, 2006, we had 106 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality and integration among our various products, as well as through integration of third-party software. From time to time, we supplement our internal research and development resources with outside developers. Our research and development expenses were $12.4 million in 2004, $14.3 million in 2005, and $16.6 million in 2006.

Technology

The technology incorporated into our products is designed to provide customers with ease of use, efficiency, flexibility, data visibility and system scalability to handle high-volume, global trials.

Our InForm electronic data capture, or EDC, software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface; a proprietary application server; and a database. End-users of our InForm software product and most of its modules and add-on products can utilize a widely-available web-browser without the need to download or install any software on their computer. The InForm product line was developed utilizing

Microsoft technologies for the user interface and application server and was designed to operate with an Oracle database. The InForm product also uses the Cognos ReportNet™ product from Cognos Incorporated for enabling InForm’s reporting capabilities.

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

Our Clintrace drug safety software is used for critical drug safety reporting and surveillance operations throughout the marketing of a drug product, as well as recording serious adverse events arising during clinical trials. Clintrace utilizes rules and procedures that can be redefined to provide for coding of safety data automatically or manually. The Clintrial software product has the ability to synchronize adverse event data with Clintrace. The Clintrace product is also able to integrate with other industry-leading clinical data management systems. Like our Clintrial product, Clintrace has traditionally been installed locally at the site of the entity conducting the clinical trial. In September 2004, we released a new web-based version of the Clintrace software which was developed using Microsoft’s development platform. This web-based version can be installed locally at a central location and then be accessed remotely using a widely-available web-browser. All versions of the Clintrace solution use an Oracle database that can be used on a wide variety of operating systems including versions from Microsoft, Solaris, HP-UX and Linux. In 2006, we added reporting capabilities to the Clintrace product by utilizing the Cognos ReportNet™ product from Cognos Incorporated.

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

Our WebVDME safety data mining application, CTSD signal detection system, and WebSDM SDTM-compliant tool for data import, validation, review, and collaboration were acquired through our acquisition of Lincoln Technologies, Inc. in August 2005. These products are web applications built using a common technical framework that includes Java Server Pages, Java classes and the Oracle database, with an ability to run in the background large computational programs such as high-volume data loading utilities and our MGPS signal detection engine. This “thin client” technical framework facilitates widespread deployment because it allows our customers to access signal detection capabilities within or through corporate firewalls from any desktop or laptop computer running with the Microsoft Windows operating system, without the need for installing applications on client computers. The three applications are built on a common code base (including shared application server, database interface and user interface functionality across products), which greatly facilitates software development, validation, deployment and support.

Our products have been designed to allow our customers to deploy them as part of a validated system compliant with laws, regulations and industry guidance applicable to the conduct of clinical trials and safety monitoring activities. These laws, regulations and industry guidance may include Good Clinical Practices, 21 CFR Part 11 pertaining to the use of electronic records, password security and signatures, and FDA guidance related to pre-marketing and post-marketing safety surveillance and risk management.

Additionally, the Clintrace drug safety software incorporates support for EMEA Eudra Vigilance V6.0. We also design our products to meet emerging industry standards such as those published by the International Conference on Harmonisation and the Clinical Data Interchange Standards Consortium.

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

Competition

The market for electronic data collection, data management and drug safety systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and drug safety software, including:

•       vendors of stand-alone electronic data capture, data management and drug safety software products, such as:  ArisGlobal® LLC; ClinPhone plc; Datatrak International, Inc.; DrugLogic, Inc.; etrials Worldwide, Inc.; Medidata Solutions Worldwide, Inc.; and Relsys International, Inc.;

•       vendors of electronic data capture, clinical data management and drug safety product suites, particularly Oracle Clinical, a business unit of Oracle Corporation;

•       systems developed internally by existing or prospective customers;

•       CROs with internally developed electronic data capture, clinical data management systems or drug safety systems; and

•       consulting firms and systems integrators offering services for clinical trial or drug safety implementations.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•       product functionality and breadth of integration among electronic data capture, clinical data management and drug safety solutions;

•       performance, security, scalability, flexibility and reliability of the solutions;

•       speed and ease of implementation and integration;

•       reputation and financial stability of the vendor;

•       depth of expertise and quality of consulting, help-desk, training and other services;

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

Government Regulation

The software solutions that we design, market and sell are used by organizations that are subject to a complex array of U.S. federal and state laws and regulations, including regulation by FDA, as well as additional regulations by foreign governments.

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

Government Regulation of Clinical Trials and Drug Safety

Demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the approval of drugs, biologics and medical devices, as well as the monitoring of the safety of these products. The clinical testing of drugs, biologics and medical devices is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities worldwide. The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices, other various codified FDA regulations, the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules or regulations. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Regulation of the use of Electronic Systems in Clinical Trials

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

Regulation of the Internet

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

Regulation of Personally Identifiable and Medical Information

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

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are our company name “Phase Forward”, the company name of our subsidiary, “Lincoln Technologies”, and our product names, “InForm”, “Clintrial”, “Clintrace”, “WebVDME”, “CTSD”, and “WebSDM”. We may or may not choose to register some or all of our trademarks. If we apply for trademark registration, we cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. In addition, we have been granted a patent by the U.S. Patent and Trademark Office. We cannot predict whether this patent will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

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

For example, in February, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully paid worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

In the future, however, any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts.

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. For information regarding net revenues by geographic regions for each of the last three years, see the notes to our 2006 consolidated financial statements contained in this Annual Report.

For information regarding risks and dependencies associated with foreign operations, see risk factors listed in the “Item 1A. Risk Factors” contained in this Annual Report.

Employees

As of December 31, 2006, we had a total of 450 employees, with 295 employees at our headquarters in Waltham, Massachusetts, 29 at other locations in the United States, and 126 employees in the United Kingdom, France, Australia, Belgium and Japan. We had 219 employees in services, 106 employees in research and development, 65 employees in sales and marketing and 60 employees in general and administration. We also retain outside contractors from time to time to supplement our services and research and development staff on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1997. We maintain a number of subsidiaries in the United States and abroad, including Lincoln Technologies, Inc. in the United States, Phase Forward Europe Limited in the United Kingdom, Phase Forward SAS in France, Phase Forward Pty. Limited in Australia and Phase Forward Japan KK in Japan. We also maintain Phase Forward Securities Corporation, a Massachusetts securities corporation, to invest our cash balances on a short-term basis. Our Internet website address is http://www.phaseforward.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Risks Related to Our Company

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

•       changes in and timing of our operating expenses;

•       our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•       new competitors and introduction of enhanced products from new or existing competitors;

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

•       the timing, size and integration success of potential future acquisitions; and

•       unforeseen legal expenses, including litigation costs.

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

We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Clintrace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation (“Clinsoft”) in 2001. We only began begin offering our WebVDME, CTSD and WebSDM products after our August 2005 acquisition of Lincoln. Continued use of our InForm, Clintrial and Clintrace software products, and broad and timely acceptance of our WebVDME, CTSD and WebSDM products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

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

Our top five customers accounted for approximately 40% of our revenues during 2006. One customer, GlaxoSmithKline, accounted for approximately 18% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may delay performance under or fail to renew their agreements with us, which could adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.

From time to time, we evaluate potential investments in, and acquisitions of, complimentary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired Clinsoft in 2001 and Lincoln in 2005. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

In addition, we could discover deficiencies withheld from us in an acquisition due to fraud or otherwise not uncovered in our due diligence prior to the acquisition. These deficiencies could include problems in internal controls, data adequacy and integrity, product quality and regulatory compliance, any of which could result in us becoming subject to penalties or other liabilities. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. If any of the foregoing were to occur, our financial condition and results of operations could be materially adversely impacted. In addition, if we finance any future acquisitions by issuing equity securities or convertible debt, our existing stockholders may be diluted or the market price of our stock may be adversely affected. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Our business could be seriously harmed by our dependence on a limited number of suppliers.

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, price increases, delayed supplier performance and poor component quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. and SunGard Data Systems Inc. to provide server facilities for some of our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our products and services would be delayed. To qualify a new supplier and familiarize it with our products, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash and cash equivalents will be sufficient to meet our current needs for general corporate purposes for the next twelve months. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

•       develop new or enhance existing software products, services and hosted solutions;

•       enhance our operating infrastructure;

•       acquire businesses or technologies; or

•       otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our software products, services and hosted solutions, or otherwise respond to competitive pressures would be significantly limited.

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

We host some of our software solutions at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses, or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our customers’ access to our hosted solutions. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted solutions are subject to service level agreements that guarantee up to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

We may lose or delay revenues related to our hosted solutions and consulting services if our customers terminate or delay their contracts with us.

Certain of our hosted and other service and consulting contracts are subject to cancellation by our customers at any time with limited notice. Entities engaged in clinical trials may terminate or delay a clinical trial for various reasons including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forego a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment and production problems resulting in shortages of required clinical supplies. In the case of our hosted solutions, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future. Because we do not recognize any portion of a hosted service contract’s revenues until the implementation cycle is complete, the termination or delay of our customers’ clinical trials could result in decreased or delayed revenues under these contracts which could materially harm our business.

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

We have been experiencing a period of rapid growth as a result of personnel hiring and acquisitions that places a significant strain on our operational and financial resources and our personnel. We have also experienced rapid growth in the number of clinical trials we host and the number of customer relationships we manage. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

The global nature of our business exposes us to multiple risks.

For 2006, approximately 49% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

•       difficulties in staffing, managing and supporting operations in multiple countries;

•       difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;

•       fluctuations in foreign currency exchange and interest rates;

•       tariff and international trade barriers;

•       fewer legal protections for intellectual property and contract rights abroad;

•       different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future;

•       difficulties in obtaining any necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

•       potential fluctuations in foreign economies;

•       government currency control and restrictions on repatriation of earnings; and

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

Any failure or errors in a customer’s clinical trial, post-approval or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

We and our products and services could be subjected to governmental regulation, requiring us to incur significant compliance costs or to cease offering our products and services.

The clinical trial process and drug safety monitoring and reporting activities are subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our electronic data capture, management and safety products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

Risks Related to Our Industry

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

Our future success will depend in large part on our ability to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of our customers and prospective customers. To achieve our goals, we need to effectively respond to our customers’ and prospective customers’ needs, technological changes and new industry standards and developments in a timely manner. If we are unable to enhance our existing product and service offerings or develop or acquire new products and services to meet changing requirements, demand for our software products, services and hosted solutions could suffer and our revenues and operating results could be materially adversely affected. We could also incur substantial costs if we need to modify our products or services, or information technology infrastructure, to adapt to technological changes or new industry standards or developments.

We depend primarily on the pharmaceutical, biotechnology and medical device industries and are therefore subject to risks relating to changes in these industries.

Our business depends on the clinical trial, post-approval and safety monitoring activities conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities engaged in these activities. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

•       the discovery of safety issues with approved products or products in clinical development;

•       changes in the purchasing patterns of entities conducting clinical research and monitoring safety;

•       changes in government regulation;

•       changes in general business conditions;

•       the assertion of product liability claims;

•       changes in governmental price controls or third-party reimbursement practices; and

•       changes in medical practices.

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

Our customer base could decline because of consolidation, and we may not be able to expand sales of our products and services to new clients. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to continue to achieve growth.

If entities engaged in clinical trials do not shift from traditional paper-based methods of collecting clinical trial data to electronic system, we may not achieve the market penetration necessary to maintain profitability.

If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently-introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our electronic data capture solutions over traditional methods, our revenues may be limited and we may fail to maintain profitability.

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

•       success of competitive products and technologies;

•       the failure of any of our software products, services and hosted solutions to achieve or maintain commercial success;

•       sales or transfers of large blocks of stock by existing investors;

•       regulatory developments in the United States and foreign countries;

•       additions or departures of key personnel;

•       investors’ general perception of us;

•       changes in general economic, industry and market conditions; and

•       litigation involving our company or our general industry or both.

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

Sales of large blocks of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Some stockholders own large blocks of shares of 5% or more of our outstanding capital. We cannot predict, if any, the effect that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 1B.               Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

Item 2.                        Properties

Our corporate headquarters are located at 880 Winter Street, Waltham, Massachusetts, where we lease approximately 113,193 square feet under two leases. These leases expire on February 28, 2009. We also lease 14,960 square feet of office space in Maidenhead, England for our European headquarters under a lease that expires in May 2012, and we lease smaller offices in: Paris, France; Sydney, Australia; Waterloo, Belgium; and Tokyo, Japan. We also lease individual offices in various locations to accommodate field sales personnel. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.                        Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol PFWD. The following table sets forth the high and low sales prices as quoted on the NASDAQ Global Market for the periods indicated, as adjusted to the nearest cent. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Price
	2006		2005
	High	Low	High	Low
First quarter	$12.08	$7.75	$8.40	$5.90
Second quarter	14.19	10.26	8.00	5.03
Third quarter	12.77	9.69	10.93	6.77
Fourth quarter	16.47	10.80	11.45	8.10

On February 22, 2007 the last reported sale price of our common stock on The NASDAQ Global Market was $13.98 per share.

Holders

As of February 22, 2007 there were approximately 234 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We currently intend to retain any earnings to fund the operation, development, and expansion of our business. We have not paid any cash dividends on our capital stock in the last two fiscal years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph sets forth the total cumulative stockholder return on our common stock since our common stock began trading on the NASDAQ Global Market on July 15, 2004 as compared to the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Stocks Index. This graph assumes a $100 investment in Phase Forward common stock at the $9.35 per share closing price on July 15, 2004. Historical stock performance is not necessarily indicative of future price performance.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among Phase Forward Incorporated, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*                    $100 invested on 7/15/04 in stock or on 6/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.                        Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

The selected historical financial data set forth below as of December 31, 2005, and 2006 and for the years ended December 31, 2004, 2005 and 2006 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report. The selected historical financial data set forth below as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, and which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2002	2003	2004	2005(1)	2006
Consolidated Statement of Operations:
Revenues:
License	$15,746	$21,377	$28,180	$35,001	$40,893
Service	44,826	40,648	45,550	52,080	65,720
Total revenues	60,572	62,025	73,730	87,081	106,613
Cost of revenues:
License	2,157	2,300	1,875	2,513	2,698
Service(2)	30,870	28,466	27,782	31,224	38,663
Total cost of revenues	33,027	30,766	29,657	33,737	41,361
Gross margin:
License	13,589	19,077	26,305	32,488	38,195
Service	13,956	12,182	17,768	20,856	27,057
Total gross margin	27,545	31,259	44,073	53,344	65,252
Operating expenses:
Sales and marketing(2)	13,581	12,709	14,403	16,033	21,158
Research and development(2)	10,654	10,569	12,423	14,330	16,621
General and administrative(2)	10,447	10,138	13,246	14,836	18,174
Litigation settlement	—	—	—	8,500	—
Restructuring	—	4,503	(168)	(92)	—
Total operating expenses	34,682	37,919	39,904	53,607	55,953
Income (loss) from operations	(7,137)	(6,660)	4,169	(263)	9,299
Other income (expense):
Interest income	307	111	518	1,735	2,848
Interest expense	(418)	(364)	(394)	(143)	—
Other income (expense)	729	721	(32)	(157)	(19)
Total other income	618	468	92	1,435	2,829
Income (loss) before provision for income taxes	(6,519)	(6,192)	4,261	1,172	12,128
Provision for (benefit from) income taxes	435	434	2,392	(2,169)	(221)
Net income (loss)	(6,954)	(6,626)	1,869	3,341	12,349
Accretion of preferred stock and dividend declared	8,068	7,672	8,953	—	—
Net income (loss) applicable to common stockholders	$(15,022)	$(14,298)	$(7,084)	$3,341	$12,349
Net income (loss) per share applicable to common stockholders:
Basic(3)	$(5.05)	$(4.23)	$(0.43)	$0.10	$0.36
Diluted(3)	$(5.05)	$(4.23)	$(0.43)	$0.10	$0.35
Weighted average number of common shares used in computing per share amounts:
Basic(3)	2,975	3,383	16,447	33,026	34,104
Diluted(3)	2,975	3,383	16,447	35,092	35,737

	As of December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$19,082	$20,657	$58,220	$60,586	$69,635
Working capital, net of deferred revenue(4)	24,182	28,107	67,734	71,282	91,708
Total assets	73,576	80,844	115,250	139,944	160,651
Total deferred revenue	28,608	37,788	36,352	46,494	50,655
Redeemable convertible preferred stock and warrant	116,448	124,120	—	—	—
Debt, net of current portion	2,238	1,970	1,849	—	—
Accumulated deficit	(87,855)	(98,911)	(104,386)	(101,045)	(88,696)
Total stockholders’ (deficit) equity	(88,347)	(102,446)	59,247	66,717	88,021

(1)             On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), which was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Lincoln have been included in the accompanying consolidated financial statements since the date of acquisition. The Lincoln acquisition is further described in Note 3 of the notes to our 2006 consolidated financial statements contained in this Annual Report.

(2)             Cost of revenues and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2002	2003	2004	2005	2006
Cost of service revenues	$—	$264	$105	$60	$258
Sales and marketing	103	124	141	30	502
Research and development	—	184	312	166	394
General and administrative	—	155	1,553	351	1,868

(3)             For information regarding the computation of per share amounts refer to Note 2 of the notes to our 2006 consolidated financial statements contained in this Annual Report.

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

Fiscal Year

Our fiscal year ends on December 31. Reference to 2006, for example, refers to the fiscal year ended December 31, 2006.

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

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. Lincoln’s products consisted of WebVDME, CTSD and WebSDM. The aggregate purchase price was approximately $16.7 million. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million, respectively. The defined 2005 financial targets were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the securityholders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, we agreed to pay the securityholders of Lincoln an aggregate of $3.5 million in cash on December 26, 2007 in satisfaction of our remaining payment obligations under the acquisition agreement. The $3.5 million was accrued as of December 31, 2006. The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

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

Litigation Settlement

In February, 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully paid worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to our future cash flows, either directly or indirectly. In addition we do not anticipate changing any of our products as a result of the license to this patent. As such, the settlement amount was recorded as a charge to operations. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations. The settlement was paid during the three months ended March 31, 2006.

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

One customer, GlaxoSmithKline, accounted for approximately 16% and 18% of our total revenues in the years 2005 and 2006, respectively, and $1.7 million and $2.6 million of accounts receivable outstanding as of December 31, 2005 and 2006, respectively. Our top 20 customers accounted for approximately 67% and 68% of our total revenues, net of reimbursable out-of-pocket expenses, in the years 2005 and 2006, respectively.

License Revenues

We derive our license revenues from the following products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial, our clinical data management solution; and our drug safety solutions, including our Clintrace, WebVDME, CTSD, and WebSDM products. Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and drug safety products.

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, Clintrace, WebVDME, CTSD and WebSDM software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Clintrace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our WebVDME, CTSD and WebSDM products are generally annual or multi-year with payment terms generally annually in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

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

Sales and Marketing.   Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising, allocated overhead and the amortization of commissions. In addition, sales and marketing include expense for the amortization of acquired technologies associated with the acquisition of Lincoln. We expect that sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.   Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We focus our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offering.

General and Administrative.   General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance with the Sarbanes-Oxley Act of 2002, and legal services, including litigation, information technology and other corporate expenses and allocated overhead. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

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

Stock-Based Compensation Expenses.   Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards which are recognized over the respective stock option and award service periods. It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company. During the years 2004, 2005 and 2006, we recorded $2.1 million, $607,000 and $3.0 million of aggregate stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In 2005 and 2006, approximately 47% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Customers generally have the ability to terminate application hosting, consulting and training service agreements upon 30 days notice. License agreements, multiple element arrangements, including license and services agreements and certain application hosting services can generally be terminated by either party for material breach of obligations not corrected within 30 days after notice of the breach.

We recognize revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We generally enter into software term licenses for our InForm, Clintrial and Clintrace products with our customers for 3- to 5-year periods. License agreements for our WebVDME, CTSD and WebSDM products are generally annual or multi-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

We deferred $1.6 million, $2.3 million and $2.7 million of set up costs and amortized $2.0 million, $1.7 million and $2.1 million during the years 2004, 2005 and 2006, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represent amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.   For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. We deferred $3.8 million, $3.6 million and $6.4 million of commissions and amortized to sales and marketing expense $3.0 million, $3.7 million and $5.4 million during the years 2004, 2005 and 2006, respectively. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. We deferred $2.7 million, $3.3 million and $2.3 million of royalties and amortized to cost of revenues $2.4 million, $2.9 million and $3.1 million during the years 2004, 2005 and 2006, respectively.

Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $391,000, $318,000 and $384,000 as of December 31, 2004, 2005 and 2006, respectively.

Accounting for Income Taxes.   In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million for the realization of acquired net operating loss carryforwards in the Clinsoft acquisition. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000. Also in 2006, we utilized $3.2 million of our deferred tax assets to offset 2006 taxable income.  The net effect of these changes resulted in a decrease to the valuation allowance of $2.4 million.

Accounting for Stock-Based Awards.   On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock options granted prior to March 15, 2004, are minimum value options, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123(R), the value of these options will not be recorded in the statement of operations subsequent to the date of our adoption of SFAS No. 123(R). Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

For service-based options, accounted for under SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, we recognize expense on a straight-line basis over the estimated performance period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing our net operating cash flows and increasing our net financing cash flows in certain periods.

Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During 2003 and 2004, in accordance with APB Opinion No. 25, we recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2006, we had $137,000 of deferred stock-based compensation remaining to be amortized which we expect to be amortized as follows: $131,000 during 2007 and $6,000 during 2008.

Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. See note 2 of the notes to our 2006 consolidated financial statements included in this Annual Report.

During 2005 and 2006, we recorded $607,000 and $3.0 million of aggregate stock-based compensation expense respectively, of which $0 and $2.6 million, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $607,000 and $387,000, in 2005 and 2006, respectively. For 2005, we allocated stock-based compensation expense as follows: $60,000 to cost of service revenues, $166,000 to research and development, $30,000 to sales and marketing, and $351,000 to general and administrative. For 2006, we allocated stock-based compensation expense as follows: $258,000 in cost of revenues, $394,000 in research and development, $502,000 in sales and marketing and $1.9 million in general and administrative expense. For 2005, stock-based compensation expense had no effect on earnings per share. For 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.09 and $0.08, respectively.  As of December 31, 2006, we had $12.3 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 3.4 years.

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

Overview of Results of Operations for the Years Ended December 31, 2005 and 2006

In 2006, we signed contracted orders of $137.3 million compared to $90.4 million in 2005, an increase of 52%. Our backlog grew in 2006 to $216.8 million at December 31, 2006, an increase of 17% from $185.3 million of backlog at December 31, 2005. The license portion of our backlog increased from $89.0 million at December 31, 2005 to $93.2 million at December 31, 2006, representing a 5% increase. The service portion of our backlog increased by 28.2% during this same period from $96.4 million to $123.6 million. In the future, we anticipate that the percentage of the license and service components of our backlog will fluctuate as a percentage of total backlog, primarily due to changes in the type, amounts and delivery schedules of license and service orders, which are based on the requirements of our customers. Approximately $99 million of the December 31, 2006 total backlog is expected to be recognized as revenue in 2007. Approximately 20% of the value of our backlog as of December 31, 2006 represented contract commitments that may be cancelled by our customers at any time with limited notice. Based on historical cancellations since the inception of our company in 1997, 2% of the value of our total backlog is expected to be canceled prior to completion.

Total revenues increased by 22% or $19.6 million in 2006 compared to the same period in 2005 primarily due to an increase in service revenues of 26%.

Our gross margin increased by 22% or $11.9 million in 2006 compared to the same period in 2005, primarily due to the increase in revenues.

Operating income in 2006 of $9.3 million increased by $9.6 million compared to the same period in 2005.  The operating income in 2005 included an $8.5 million charge relating to a litigation settlement. The operating income for 2005 and 2006 also included $607,000 and $3.0 million of stock-based compensation expense, respectively.

The results for 2006 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue for the period of 2% and no impact of expenses.

Revenues

	Year Ended December 31,
	2005		2006		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$35,001	40%	$40,893	38%	$5,892	17%
Application hosting services	30,189	35	41,596	39	11,407	38
Consulting services	9,240	11	11,357	11	2,117	23
Customer support	12,651	14	12,767	12	116	1
Total	$87,081	100%	$106,613	100%	$19,532	22%

Total revenues increased in 2006 as compared to the same period in 2005, primarily due to increases in application hosting and license revenues. The increase in revenues associated with our application hosting services in 2006 was primarily due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers. The increase in license revenues was the result of growth across all of our products but was primarily the result of additional InForm revenue from both new and existing customers. The increase in consulting revenues was primarily attributable to additional InForm revenues which were related to both new and existing customers as well as services relating to new business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln. The increase in customer support revenues in  2006 was primarily due to an increase in InForm customer support revenues. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.  Revenues were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenues for the period of 2%.

	Year Ended December 31,
	2005		2006		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$46,330	53%	$54,490	51%	$8,160	18%
United Kingdom	25,776	30	35,195	33	9,419	37
France	8,900	10	10,300	10	1,400	16
Asia Pacific	6,075	7	6,628	6	553	9
International subtotal	40,751	47	52,123	49	11,372	28
Total	$87,081	100%	$106,613	100%	$19,532	22%

The increase in revenues worldwide was primarily due to an increase in application hosting service and license revenues. The increase in U.S. revenues is primarily related to additional application hosting services as well as an increase in license revenue across all of our products, while the increase in international revenues is primarily the result of additional InForm application hosting services revenues with both new and existing customers.

Cost of Revenues

	Year Ended December 31,
	2005		2006		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$2,513	7%	$2,698	7%	$185	7%
Services	31,224	60	38,663	59	7,439	24
Total	$33,737	39%	$41,361	39%	$7,624	23%

The cost of license revenues increased in 2006 primarily due to a full year of amortization expense from acquired technologies relating to our recent acquisition of Lincoln of $247,000. The increase in cost of services in 2006 was primarily due to increases in employee-related and contractor expenses of $3.8 million and $1.8 million, respectively, associated with a headcount increase of 25 people and the delivery of increased services revenues. We also had expense increases for depreciation, computer-related, and travel expenses of $439,000, $434,000 and $373,000, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories. In addition, there were also increases in facilities and royalty expense of $252,000 and $227,000, respectively.

Gross Margin

	Year Ended December 31,
	2005		2006		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$32,488	93%	$38,195	93%	$5,707	18%
Services	20,856	40	27,057	41	6,201	30
Total	$53,344	61%	$65,252	61%	$11,908	22%

The license gross margin percentage was unchanged in 2006 as compared to 2005 at 93% of related revenue as expenses grew proportionately with revenues. The services gross margin percentage increased during 2006 due to lower services expenses as a percentage of related revenues, due to increased efficiencies resulting in an increase in services revenue per services employee. In addition, there was an increase in revenue from consulting services performed on a time and material basis for some of our enterprise customers, rather than services performed under bundled arrangements. When services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenue is recognized ratably over the license period, while the expenses are recognized as incurred. It is likely that gross margin, as a percentage of revenue will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Year Ended December 31,
	2005		2006		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$16,033	18%	$21,158	20%	$5,125	32%
Research and development	14,330	17	16,621	15	2,291	16
General and administrative	14,836	17	18,174	17	3,338	23
Litigation settlement	8,500	10	—	—	(8,500)	NM
Restructuring	(92)	—	—	—	92	NM
Total	$53,607	62%	$55,953	53%	$2,346	4%

Sales and Marketing.   Sales and marketing expenses increased in 2006 primarily due to a $1.8 million increase in employee-related expenses related to a headcount increase of 6 people and a $1.7 million increase in commission expense due to both an increase in revenues and an increase in the effective commission rate. We also experienced increases in amortization expense of $510,000 associated with our purchase of Lincoln in August 2005, as well as travel and marketing programs of $337,000 and $302,000, respectively. In addition, stock-based compensation expense increased by $472,000. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate due to the timing of marketing programs.

Research and Development.   Research and development expenses increased in 2006 primarily due to employee-related expenses of $1.4 million. In addition, there were also expense increases for recruiting, outside contractors and depreciation of $185,000, $161,000 and $133,000, respectively. In addition, stock-based compensation expense increased by $228,000. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.   General and administrative expenses increased in 2006 primarily due to an increase in stock-based compensation expense of $1.5 million. In addition, there were also expense increases in employee-related expenses of $789,000 related to a headcount increase of 6 people as well as additional outside contractor expenses of $392,000. Furthermore, expenses increased in depreciation and computer related by $320,000 and $272,000, respectively. Computer related expenses include hardware and software support agreements as well as computer accessories. There were also expense increases in insurance and facilities of $168,000 and $144,000, respectively. These expense increases were partially offset by an overall decrease in professional fees of $532,000, which included a reduction of legal expense associated with defending our intellectual property of $903,000 and $438,000 of additional expense related to an acquisition opportunity that was evaluated during the period, but which we decided not to pursue. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Year Ended December 31,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income (loss)	$(263)	—%	$9,299	9%	$9,562	NM

Operating Income.   The increase in operating income in 2006 was primarily due to the litigation settlement of $8.5 million in 2005 and an increase in gross margin from both license and services which was partially offset by an increase in operating expenses.

Other Income (Expense)

	Year Ended December 31,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$1,735	2%	2,848	3%	$1,113	64%
Interest expense	(143)	—	—	—	143	—
Other, net	(157)	—	(19)	—	138	88
Total other income	$1,435	2%	$2,829	3%	$1,394	97%

Other Income (Expense).   The increase in interest income in 2006 was primarily due to an increase in the aggregate of cash, cash equivalents, and short-term investments and an increase in the yield on investments. The decrease in interest expense was due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense decreased primarily due to a decrease in foreign exchange losses compared to the same period in 2005.

Benefit from Income Taxes

	Year Ended December 31,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Benefit from income taxes	$(2,169)	(2)%	$(221)	—%	$1,948	90%

Benefit from Income Taxes.   The effective tax rate for 2006 decreased to an effective tax benefit of 2% compared to an effective tax benefit of 185% for 2005.   In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000, resulting in an effective tax rate benefit of 45%. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in

December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million for the realization of acquired net operating loss carryforwards in the Clinsoft acquisition, resulting in an effective tax rate benefit of 240%. See Note 7 of the notes to our 2006 consolidated financial statements contained in this Annual Report.

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

Our gross margin increased by 21% or $9.3 million in 2005 compared to the same period in 2004, primarily due to the increase in license revenue as a percentage of total revenue, an increase in services revenue, and the decrease in cost of services as a percentage of related revenue, resulting from additional efficiencies relating to services delivery and increased utilization of our services personnel, which led to higher services margins.

Operating income in 2005 decreased by $4.4 million from operating income of $4.2 million in 2004, resulting in an operating loss of $263,000 in 2005. The operating income in 2005 included an $8.5 million charge relating to a litigation settlement. Operating income in 2004 and 2005 included restructuring benefits of $168,000 and $92,000, respectively. The operating income for 2004 and 2005 also included $2.1 million and $607,000 of stock-based compensation expense, respectively.

The results for 2005 were impacted favorably by foreign exchange rate fluctuations, resulting in an approximately 2% increase in revenues for the period. Foreign exchange fluctuations did not impact expenses in 2005.

As of December 31, 2005, we had $60.6 million of cash, cash equivalents and short-term investments, an increase of $2.4 million from $58.2 million at December 31, 2004. As of December 31, 2005, we had no outstanding debt.

Revenues

	Year Ended December 31,
	2004		2005		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$28,180	38%	$35,001	40%	$6,821	24%
Application hosting services	27,444	37	30,189	35	2,745	10
Consulting services	4,976	7	9,240	11	4,264	86
Customer support	13,130	18	12,651	14	(479)	(4)
Total	$73,730	100%	$87,081	100%	$13,351	18%

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

	Year Ended December 31,
	2004		2005		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$42,172	57%	$46,330	53%	$4,158	10%
United Kingdom	18,143	25	25,776	30	7,633	42
France	8,604	12	8,900	10	296	3
Asia Pacific	4,811	6	6,075	7	1,264	26
International subtotal	31,558	43	40,751	47	9,193	29
Total	$73,730	100%	$87,081	100%	$13,351	18%

The increase in revenues worldwide was due to the increase in license revenue associated with our InForm, Clintrial and Clintrace products, as well as an increase in consulting and InForm application hosting services. The increase in international revenues is primarily the result of additional enterprise-wide license and service agreements with one customer.

Costs of Revenues

	Year Ended December 31,
	2004		2005		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$1,875	7%	$2,513	7%	$638	34%
Services	27,782	61	31,224	60	3,442	12
Total	$29,657	40%	$33,737	39%	$4,080	14%

The cost of license revenue increased in 2005 primarily due to a $565,000 increase in cost of royalties associated with our InForm software product and to a lesser extent certain modules of the Clintrial software product. In addition, amortization expense from acquired technologies relating to our recent acquisition of Lincoln increased by $127,000. The increase in cost of services in 2005 was due primarily to increases in contractor and employee-related expenses of $1.7 million and $1.4 million, respectively, associated with delivering increased services revenues. We also had expense increases for depreciation and computer related expenses of $357,000 and $592,000, respectively, which were the result of having more trials under management in 2005 as compared to 2004. Computer related expenses include hardware and software support agreements as well as computer accessories. These increases were partially offset by a benefit of trial set up expense (net of amortization) of $898,000 associated with an increase in trials in the set up phase for application hosting service arrangements, for which the associated expenses were deferred and recognized over the duration of the trial, rather than expensed as incurred.

Gross Margin

	Year Ended December 31,
	2004		2005		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$26,305	93%	$32,488	93%	$6,183	24%
Services	17,768	39	20,856	40	3,088	17
Total	$44,073	60%	$53,344	61%	$9,271	21%

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

Operating Expenses

	Year Ended December 31,
	2004		2005		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$14,403	19%	$16,033	18%	$1,630	11%
Research and development	12,423	17	14,330	17	1,907	15
General and administrative	13,246	18	14,836	17	1,590	12
Litigation settlement	—	—	8,500	10	8,500	NM
Restructuring	(168)	—	(92)	—	76	45
Total	$39,904	54%	$53,607	62%	$13,703	34%

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

Research and Development.   Research and development expenses increased in 2005 primarily due to employee-related expenses of $2.1 million, resulting from a full year of expense relating to a headcount increase of 22 people that occurred in 2004, as well as incremental expense associated with a headcount increase of 9 people that occurred in 2005   This increase was partially offset by a reduction in outside contractor expense of $395,000 as we brought certain research and development activities in-house.

General and Administrative.   General and administrative expenses increased for 2005 primarily due to increases of $681,000 in legal and accounting fees, $214,000 in investor relation expenses and $115,000 in insurance expense, all primarily associated with our first full year operating as a public company. In addition, outside contractor expenses increased $557,000, primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Further expense increases included employee-related expenses of $566,000 related to a headcount increase of 5 people, computer and related expenses of $210,000, and taxes and fees of $160,000. These expense increases were partially offset by a decrease in stock-based compensation expense of $1.2 million.

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

Operating Income (Loss)

	Year Ended December 31,
	2004		2005		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$4,169	6%	$(263)	—%	$(4,432)	(106)%

Operating Income (Loss).   The decrease in operating income in 2005 was primarily due to the litigation settlement of $8.5 million and an overall increase in other operating expenses which was offset by increases in gross margin from both license and services and a reduction in stock-based compensation expense.

Other Income (Expense)

	Year Ended December 31,
	2004		2005		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$518	1%	$1,735	2%	$1,217	235%
Interest expense	(394)	(1)	(143)	—	251	64
Other, net	(32)	—	(157)	—	(125)	(391)
Total other income	$92	—%	$1,435	2%	$1,343	1,460%

Other Income (Expense).   The increase in interest income in the 2005 was primarily due to an increase in cash and cash equivalents available for investment, short-term investments and an increase in the yield on investment. The decrease in interest expense was primarily due to the pay off of our debt in the quarter ended March 31, 2005. Other, net expense increased primarily due to foreign exchange losses compared to foreign exchange gains related to unfavorable exchange rate movements on non-U.S. dollar denominated accounts receivable and intercompany balances. Provision for (Benefit from) income taxes

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

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $60.6 million and $69.6 million at December 31, 2005 and December 31, 2006, respectively, and accounts receivable of $24.9 million and $29.7 million, respectively.

Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenues, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense.

Fluctuations within accounts receivable and deferred revenues are primarily related to the timing of billings of our term license customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

Net cash provided by operating activities was $11.4 million in the 2006, which was less than net income of $12.3 million. The difference is primarily due to the $8.5 million litigation settlement payment, the $1.7 million tax benefit related to exercise of stock options, $5.4 million in deferred income taxes, increases of $4.0 million in accounts receivable, $636,000 in prepaid expenses and other current assets, $579,000 in deferred rent and $535,000 in deferred costs. These decreases were partially offset by $5.2 million of depreciation and amortization, $3.0 million of stock-based compensation expense, $4.7 million of non-cash income tax expense, $224,000 provision for allowance for doubtful accounts and increases of $4.3 million in deferred revenue, $2.1 million in accrued expenses and $759,000 in accounts payable.

Net cash used by investing activities was $25.9 million during 2006, which was primarily due to the purchase of short-term investments of $58.8 million, capital expenditures associated with the expansion of our hosting facility and purchases of computer equipment to support our work force of $5.2 million and the payment of the Lincoln earn-out of $2.0 million, partially offset by $40.2 million of proceeds from the maturities of short-term investments.

Net cash provided by financing activities was $5.2 million in 2006, consisting primarily of $3.5 million of proceeds from the exercise of stock options and sales of common stock under our employee stock purchase plan and $1.7 million from the tax benefit associated with the exercise of options.

At December 31, 2005 and December 31, 2006, we had a $1.3 million and $500,000, respectively, outstanding letter of credit related to our leased facilities. The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets as December 31, 2005 and December 31, 2006 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2006 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$10,138	$3,474	$4,664	$1,659	$341
Total	$10,138	$3,474	$4,664	$1,659	$341

Prior to August 2005, all borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets. Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions. In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants. Effective March 31, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2005 and 2006, there were no amounts outstanding under the working capital line of credit. At December 31, 2006, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities. At December 31, 2006, we were in compliance with all financial covenants.

At December 31, 2006, we had $76.1 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income of which approximately $18.6 million of net operating loss were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability. Approximately $51.1 million of these net operating losses are subject to a full valuation allowance. When realization of this deferred tax asset is more likely than not to occur, the benefit will result in a reduction of income tax expense of $13.1 million and a reduction to goodwill of $5.9 million.  In addition, we had approximately $3.3 million of net operating losses resulting from excess tax deductions related to stock-based compensation. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments. In addition, we had approximately $6.2 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income of which approximately $2.8 million were acquired in the Clinsoft acquisition and have an unlimited carryforward period. The net operating loss and tax credit carryforward period extends through 2023 and 2026, respectively, and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. In addition, we also had $2.8 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We currently expect to realize recorded deferred tax assets as of December 31, 2006 of approximately $10.1 million. Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our debt facility will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007.   We have completed our preliminary assessment regarding the effect of the implementation of FIN 48 and have determined that the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or liquidity.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During 2004, 2005 and 2006, 43%, 47% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of December 31, 2005 and 2006, we had $7.3 million and $10.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other that the local currency which expose us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies As more fully described in Note 2 of the notes to our consolidated financial statements included in this Annual Report, we regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally ranging from one to two months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 2005 and 2006.

Currently, our largest foreign currency exposure is the British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2005 and 2006, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

As of December 31, 2005 and 2006 we entered into contracts to hedge approximately $11.0 million and $14.9 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $60.6 million and $69.6 million at December 31, 2005 and 2006, respectively. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2005 and 2006, there were no amounts outstanding under our working capital line of credit.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Phase Forward Incorporated and Subsidiaries are listed under Part IV, Item 15, in this Annual Report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

Report of Management on Internal Control over Financial Reporting

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Phase Forward Incorporated

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Phase Forward Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phase Forward Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Phase Forward Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phase Forward Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phase Forward Incorporated as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006 of Phase Forward Incorporated and our report dated February 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2007

Changes in Internal Controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that: our Vice President of Human Resources, Victor P. Becker; our Chairman and Chief Strategy Officer, Paul A. Bleicher; our Vice President of Worldwide Sales, Stephen J. Powell; our Senior Vice President, Steven J. Rosenberg; and our President and Chief Executive Officer, Robert K. Weiler, have each entered into a trading plan covering periods after the date of this Annual Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2005).

2.2

Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).
4.1

Specimen Certificate for shares of the Registrant’s Common Stock. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.2	+

Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).

10.3	+

2004 Stock Option and Incentive Plan As Amended and Restated March 2006. (Incorporated by reference herein to Exhibits 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2006).

10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.5

Fifth Amended and Restated Investors’ Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.6

Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified. (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).

10.7	#

Software License Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.8	#

Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.9	+

Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005. (Incorporated by reference herein to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005).

10.10	+

Senior Executive’s Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.11	+

Executive Service Agreement between Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.12	+

Agreement between the Registrant, Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005).

10.13	+

Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.14

Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.15	#

Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2004).

10.16	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.17	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.18	+	2006 Global Sales Executive Incentive Compensation Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.19	+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.20	+	2006 Management Incentive Plan. (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.21	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.22	+

Form of Stock Option Grant Certificate under the Registrant’s Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005).

10.23	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.24	+	Form of Restricted Stock Unit Award Agreement.
10.25

Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.26

License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.27	+	Amendment to Executive Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.28		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
21.1		Subsidiaries of the Registrant. (Incorporated by reference herein to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2		Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1		Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Indicates a management contract or any compensatory plan, contract or arrangement.

#                 Confidential treatment requested for portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2007.

PHASE FORWARD INCORPORATED
By:	/s/ ROBERT K. WEILER
Robert K. Weiler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ROBERT K. WEILER	President, Chief Executive Officer and	March 1, 2007
Robert K. Weiler	Director
(principal executive officer)
/S/ RODGER WEISMANN	Senior Vice President and Chief	March 1, 2007
Rodger Weismann	Financial Officer
(principal accounting officer and principal financial officer)
/S/ PAUL A. BLEICHER, M.D., PH.D.	Chairman of the Board	March 1, 2007
Paul A. Bleicher, M.D., Ph.D
/S/ AXEL BICHARA	Director	March 1, 2007
Axel Bichara
/S/ JAMES I. CASH, JR., PH.D	Director	March 1, 2007
James I. Cash, Jr., Ph.D
/S/ RICHARD A. D’AMORE	Director	March 1, 2007
Richard A. D’Amore
/S/ GARY e. HAROIAN	Director	March 1, 2007
Gary E. Haroian
/S/ DENNIS R. SHAUGHNESSY	Director	March 1, 2007
Dennis R. Shaughnessy
/S/ EVE E. SLATER, M.D., F.A.C.C.	Director	March 1, 2007
Eve E. Slater, M.D., F.A.C.C.

Phase Forward Incorporated
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Stockholders of Phase Forward Incorporated

We have audited the accompanying consolidated balance sheets of Phase Forward Incorporated as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase Forward Incorporated at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phase Forward Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2007

Phase Forward Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$51,779	$42,169
Short-term investments	8,807	27,466
Accounts receivable, net of allowance of $318 and $384 in 2005 and 2006, respectively	24,923	29,652
Deferred set up costs, current portion	1,266	1,649
Prepaid commissions and royalties, current portion	3,710	3,570
Prepaid expenses and other current assets	2,248	2,972
Deferred income taxes	4,025	5,158
Total current assets	96,758	112,636
Property and equipment, net	7,543	8,561
Deferred set up costs, net of current portion	782	1,000
Prepaid commissions and royalties, net of current portion	2,386	2,670
Intangible assets, net of accumulated amortization of $306 and $1,176 in 2005 and 2006, respectively	3,594	2,724
Goodwill	24,960	27,820
Deferred income taxes	3,747	4,988
Other assets	174	252
Total assets	$139,944	$160,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,110	$2,893
Accrued expenses	12,472	14,183
Accrued earn-out	2,000	3,500
Accrued litigation settlement	8,500	—
Deferred revenues, current portion	43,751	47,128
Deferred rent, current portion	394	352
Total current liabilities	69,227	68,056
Deferred revenues, net of current portion	2,743	3,527
Deferred rent, net of current portion	1,140	596
Other long-term liabilities	117	451
Total liabilities	73,227	72,630
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—33,720 and 35,529 shares in 2005 and 2006, respectively	337	355
Additional paid-in capital	168,947	176,545
Deferred stock-based compensation	(611)	—
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(800)	(72)
Accumulated deficit	(101,045)	(88,696)
Total stockholders’ equity	66,717	88,021
Total liabilities and stockholders’ equity	$139,944	$160,651

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues:
License	$28,180	$35,001	$40,893
Service	45,550	52,080	65,720
Total revenues	73,730	87,081	106,613
Costs of revenues:
License	1,875	2,513	2,698
Service(1)	27,782	31,224	38,663
Total cost of revenues	29,657	33,737	41,361
Gross margin:
License	26,305	32,488	38,195
Service	17,768	20,856	27,057
Total gross margin	44,073	53,344	65,252
Operating expenses:
Sales and marketing(1)	14,403	16,033	21,158
Research and development(1)	12,423	14,330	16,621
General and administrative(1)	13,246	14,836	18,174
Litigation settlement	—	8,500	—
Restructuring	(168)	(92)	—
Total operating expenses	39,904	53,607	55,953
Income (loss) from operations	4,169	(263)	9,299
Other income:
Interest income	518	1,735	2,848
Interest expense	(394)	(143)	—
Other expense	(32)	(157)	(19)
Total other income	92	1,435	2,829
Income before provision for (benefit from) income taxes	4,261	1,172	12,128
Provision for (benefit from) income taxes	2,392	(2,169)	(221)
Net income	1,869	3,341	12,349
Accretion of preferred stock and dividend declared	8,953	—	—
Net income (loss) applicable to common stockholders	$(7,084)	$3,341	$12,349
Net income (loss) per share applicable to common stockholders:
Basic	$(0.43)	$0.10	$0.36
Diluted	$(0.43)	$0.10	$0.35
Weighted average number of common shares used in net income (loss) per share calculations:
Basic	16,447	33,026	34,104
Diluted	16,447	35,092	35,737

(1)           Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$105	$60	$258
Sales and marketing	141	30	502
Research and development	312	166	394
General and administrative	1,553	351	1,868

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Stockholders’ (Deficit) Equity
and Comprehensive Income
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Subscription Receivable	Deferred Stock-Based Compensation
Balance at December 31, 2003	3,602	$36	$—	$(627)	$(2,333)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	361	4	743	—	—
Issuance of common stock under employee stock purchase plan	15	—	90	—	—
Accretion of preferred stock to redemption value	—	—	(1,613)	—	—
Accrual of dividend payable to Series B, C and D preferred stockholders	—	—	—	—	—
Issuance of common stock from public offering, net of costs	5,580	56	36,563	—	—
Conversion of redeemable convertible preferred stock	22,841	228	127,977	—	—
Conversion of preferred stock warrant into common stock warrant	—	—	169	—	—
Deferred stock-based compensation	—	—	1,533	—	(1,533)
Amortization of deferred stock-based compensation expense	—	—	—	—	2,111
Net income	—	—	—	—	—
Total comprehensive income
Balance at December 31, 2004	32,399	324	165,462	(127)	(1,755)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	1,169	12	3,099	—	—
Issuance of common stock under employee stock purchase plan	152	1	855	—	—
Reversal of deferred stock-based compensation	—	—	(537)	—	537
Amortization of deferred stock-based compensation expense	—	—	—	—	607
Tax benefit related to exercise of stock options	—	—	68	—	—
Net income	—	—	—	—	—
Total comprehensive income
Balance at December 31, 2005	33,720	337	168,947	—	(611)
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(611)	—	611
Foreign currency translation adjustment	—	—	—	—	—
Exercise of common stock options	847	8	3,212	—	—
Issuance of common stock under employee stock purchase plan	26	1	328	—	—
Issuance of restricted stock, net of forfeitures	936	9	(9)	—	—
Stock-based compensation expense	—	—	3,022	—	—
Tax benefit related to exercise of stock options	—	—	1,656	—	—
Net income	—	—	—	—	—
Total comprehensive income
Balance at December 31, 2006	35,529	$355	$176,545	$—	$—

Phase Forward Incorporated
Consolidated Statements of Stockholders’ (Deficit) Equity
and Comprehensive Income (Continued)
(in thousands, except per share amounts)

	Treasury Stock	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income
Balance at December 31, 2003	$(111)	$(500)	$(98,911)	$(102,446)
Foreign currency translation adjustment	—	340	—	340	$340
Payment of subscription receivable	—	—	—	500	—
Exercise of common stock options	—	—	—	747	—
Issuance of common stock under employee stock purchase plan	—	—	—	90	—
Accretion of preferred stock to redemption value	—	—	(2,644)	(4,257)	—
Accrual of dividend payable to Series B, C and
D preferred stockholders	—	—	(4,700)	(4,700)	—
Issuance of common stock from public offering net of costs	—	—	—	36,619	—
Conversion of redeemable convertible preferred stock	—	—	—	128,205	—
Conversion of preferred stock warrant into common stock warrant	—	—	—	169	—
Deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	2,111	—
Net income	—	—	1,869	1,869	1,869
Total comprehensive income					$2,209
Balance at December 31, 2004	(111)	(160)	(104,386)	59,247
Foreign currency translation adjustment	—	(640)	—	(640)	$(640)
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	—	—	—	3,111	—
Issuance of common stock under employee stock purchase plan	—	—	—	856	—
Reversal of deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	607	—
Tax benefit related to exercise of stock options	—	—	—	68	—
Net income	—	—	3,341	3,341	3,341
Total comprehensive income					$2,701
Balance at December 31, 2005	(111)	(800)	(101,045)	66,717	—
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—
Foreign currency translation adjustment	—	728	—	728	728
Exercise of common stock options	—	—	—	3,220	—
Issuance of common stock under employee stock purchase plan	—	—	—	329	—
Issuance of restricted stock, net of forfeitures	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,022	—
Tax benefit related to exercise of stock options	—	—	—	1,656	—
Net income	—	—	12,349	12,349	12,349
Total comprehensive income					$13,077
Balance at December 31, 2006	$(111)	$(72)	$(88,696)	$88,021

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities
Net income	$1,869	$3,341	$12,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,050	3,705	5,179
Stock-based compensation	2,111	607	3,022
(Gain) loss on disposal of fixed assets	(34)	54	51
Foreign currency exchange loss	63	169	15
Provision for allowance for doubtful accounts	165	38	224
Tax benefit related to exercise of stock options	—	68	(1,656)
Deferred income taxes	—	(4,542)	(5,413)
Non-cash income tax expense	1,964	2,056	4,658
Amortization of net discounts on short-term investments	—	(67)	(12)
Other non-cash items	16	—	—
Changes in assets and liabilities:
Accounts receivable	3,455	(5,032)	(3,980)
Deferred costs	(522)	(1,058)	(535)
Prepaid expenses and other current assets	(886)	25	(636)
Accounts payable	625	442	759
Accrued expenses	(1,818)	457	2,100
Accrued litigation settlement	—	8,500	(8,500)
Deferred revenue	(1,550)	10,400	4,321
Deferred rent	1,318	(76)	(579)
Net cash provided by operating activities	9,826	19,087	11,367
Investing activities
Proceeds from maturities of short-term investments	—	9,397	40,188
Purchase of short-term investments	(4,765)	(13,371)	(58,836)
Purchase of property and equipment	(3,382)	(5,132)	(5,230)
Decrease in restricted cash, net	1,611	—	—
Decrease (increase) in other assets	(37)	9	(32)
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired(1)	—	(10,614)	(2,000)
Net cash used in investing activities	(6,573)	(19,711)	(25,910)
Financing activities
Proceeds from issuance of notes payable and borrowings under lines of credit	2,928	—	—
Payments on lines of credit and notes payable	(5,209)	(4,407)	—
Payment of dividend payable	(4,700)	—	—
Stock issuance costs	(5,231)	—	—
Proceeds from issuance of common stock	42,687	3,968	3,549
Tax benefit related to exercise of options	—	—	1,656
Proceeds from repayment of subscriptions receivable	500	127	—
Net cash provided by (used in) financing activities	30,975	(312)	5,205
Effect of exchange rate changes on cash and cash equivalents	211	(770)	(272)
Net increase (decrease) in cash and cash equivalents	34,439	(1,706)	(9,610)
Cash and cash equivalents at beginning of year	19,046	53,485	51,779
Cash and cash equivalents at end of year	53,485	51,779	42,169
Short-term investments at end of year	4,735	8,807	27,466
Total cash, cash equivalents and short-term investments at end of year	$58,220	$60,586	$69,635
Supplemental disclosure of cash flow information
Cash paid for interest	$313	$98	$—
Cash paid for income taxes	$186	$291	$493

See accompanying notes.

Phase Forward Incorporated
Consolidated Statements of Cash Flows  (Continued)
(in thousands)

Non-cash financing activities
Accretion of Series B, C, and D redeemable convertible preferred stock to redemption value	$4,257	$—	$—
Accrued earn-out in connection with acquisition of Lincoln Technologies, Inc.	$—	$2,000	$3,500
Release of valuation allowance related to acquired net operating losses	$—	$3,230	$207

(1)             Cash paid for acquisition of Lincoln Technologies, Inc.

	Year Ended December 31,
	2004	2005	2006
Fair value of assets acquired	$—	$1,748	$—
Liabilities assumed, including acquisition costs paid	—	(912)	—
Acquired intangible assets	—	3,900	—
Costs in excess of net assets acquired	—	6,430	2,000
Cash paid	—	11,166	2,000
Less cash acquired	—	552	—
Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired	$—	$10,614	$2,000

See accompanying notes.

Phase Forward Incorporated
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1.                 Organization and Operations

Phase Forward Incorporated (the Company or Phase Forward) is a provider of integrated enterprise-level software products, services and hosted solutions for use in its customers’ global clinical trial and drug safety monitoring activities. The Company’s customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, clinical research organizations and other entities engaged in clinical trial and safety monitoring activities.

The Company has operations in the United States, the United Kingdom, France, Belgium, Japan, Australia and Germany.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, allowances for doubtful accounts, provisions for losses on uncompleted contracts, expected future cash flows used to evaluate recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, restructuring and other related charges, any contingent liabilities, stock-based compensation expense and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

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

Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company’s software products including: InForm™, Clintrial™, Clintrace™, WebVDME™, CTSD™ and WebSDM™. Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenues are as follows:

	Year Ended December 31,
	2004	2005	2006
License	$28,180	$35,001	$40,893
Application hosting services	27,444	30,189	41,596
Consulting services	4,976	9,240	11,357
Customer support	13,130	12,651	12,767
Total	$73,730	$87,081	$106,613

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

The Company generally enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3- to 5-year periods. License agreements for its WebVDME, CTSD and WebSDM products are generally for annual or multi-year terms. These arrangements typically include

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

The Company deferred $1,606, $2,307 and $2,685 of set up costs and amortized $1,970, $1,707 and $2,084 during the years ended December 31, 2004, 2005 and 2006, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $674, $720 and $635 of reimbursable out-of-pocket expenses in service revenues and cost of service revenues in the years ended December 31, 2004, 2005 and 2006, respectively.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company capitalized $375, $396 and $0 during the years ended December 31, 2004, 2005 and 2006, respectively, related to company-wide financial systems and a user management system and has

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

included these amounts in purchased computer software in the accompanying consolidated financial statements. The Company amortizes such costs when the systems become operational. These costs are being amortized over an estimated life of three years. The Company has amortized $13, $95 and $162 during the years ended December 31, 2004, 2005 and 2006, respectively.

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

Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by the Company. The Company deferred $3,816, $3,597 and $6,410 of commissions and amortized to sales and marketing expense $3,009, $3,685 and $5,409 during the years ended December 31, 2004, 2005 and 2006, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $2,712, $3,306 and $2,260 of royalties and amortized to cost of revenues $2,447, $2,913 and $3,117 during the years ended December 31, 2004, 2005 and 2006, respectively.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share for all periods presented was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. Diluted net income per share in 2005 and 2006 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method. For 2004, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted common stock and units and warrants, have not been included in the computation of diluted net loss per share as the result would be anti-dilutive.

The calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2004	2005	2006
Numerator:
Net income (loss) applicable to common stockholders	$(7,084)	$3,341	$12,349
Denominator:
Weighted average common shares outstanding	16,471,096	33,026,437	34,642,359
Less weighted average unvested restricted common shares outstanding	(24,588)	—	(538,117)
Basic weighted average common shares outstanding	16,446,508	33,026,437	34,104,242
Dilutive effect of common stock options	—	2,065,769	1,604,789
Dilutive effect of unvested restricted common stock awards and units	—	—	27,476
Diluted weighted average common shares outstanding	16,446,508	35,092,206	35,736,507
Net income (loss) per share applicable to common stockholders:
Basic	$(0.43)	$0.10	$0.36
Diluted	$(0.43)	$0.10	$0.35

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average common shares outstanding as of December 31, 2004, 2005 and 2006 respectively, as their effect would have been anti-dilutive.

	As of December 31,
	2004	2005	2006
Options outstanding	4,474,041	2,166,006	110,983
Unvested restricted common stock awards	—	—	27,365
Warrant	34,330	—	—

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of approximately $63, $169 and $15 for the years ended December 31, 2004, 2005 and 2006, respectively, and such losses are included in other income (expense) in the accompanying consolidated statements of operations.

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

Cash, cash equivalents and short-term investments as of December 31, 2005 and 2006 consist of the following:

	December 31, 2005
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$20,108	$20,108
U.S. agency notes	50 days	4,716	4,717
Money market funds	Demand	26,955	26,955
Total cash and cash equivalents		$51,779	$51,780
Banker’s acceptance	139 days	$420	$420
Certificate of deposit	298 days	400	400
U.S. agency notes	153 days	3,639	3,639
Corporate bonds	302 days	4,348	4,338
Total short-term investments		$8,807	$8,797

	December 31, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$15,558	$15,558
Certificate of deposit	78 days	1,950	1,950
Money market funds	Demand	24,661	24,661
Total cash and cash equivalents		$42,169	$42,169
Auction rate securities	31.4 years	$3,200	$3,200
Certificate of deposit	195 days	2,550	2,549
U.S. agency notes	297 days	7,952	7,952
Corporate bonds	280 days	13,764	13,760
Total short-term investments		$27,466	$27,461

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments. To date, the Company has not recorded any unrealized gains or losses in connection with its auction rate securities.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Purchased computer software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

Property and equipment consists of the following:

	Year Ended December 31,
	2005	2006
Office and computer equipment	$20,077	$23,591
Purchased computer software	4,567	6,358
Furniture and fixtures	618	802
Leasehold improvements	582	671
	25,844	31,422
Less accumulated depreciation	(18,301)	(22,861)
Property and equipment, net	$7,543	$8,561

Depreciation expense for the years ended December 31, 2004, 2005, and 2006 was approximately $3,050, $3,396 and $4,309, respectively. Repair and maintenance costs are expensed as incurred.

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

Concentration of Credit Risk

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents, short-term investments, accounts receivable and forward foreign exchange contracts. The Company maintains its cash and cash equivalents and forward foreign exchange contracts with credit worthy financial institutions. Concentrated credit risk with respect to accounts receivable is limited to large, creditworthy customers. The Company’s customers are principally located in the United States, Europe and Asia.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of December 31, 2006. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral or enter into master netting agreements to mitigate credit risk.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable.

	Revenue		Accounts Receivable
	Number of Customers	Percent of Total Revenue	Number of Customers	Percent of Total Accounts Receivable
Year ended December 31:
2004	2	22%*	1	22	%*
2005	1	16%	2	29	%*
2006	1	18%	0	—

*                    Includes a customer (Eli Lilly and Company) that was the holder of record of approximately one percent of the Company’s outstanding common stock.

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

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	Year Ended December 31,
	2004	2005	2006
Beginning of period	$425	$391	$318
Bad debt expense	165	38	224
Write-offs	(199)	(111)	(158)
End of period	$391	$318	$384

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income solely consists of foreign currency translation adjustments and is disclosed in the accompanying consolidated statements of stockholders’ (deficit) equity and comprehensive income.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock options granted prior to March 15, 2004, are minimum value options, pursuant to SFAS No. 123. Under the provisions of SFAS No. 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS No. 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

For service-based options, accounted for under SFAS No. 123(R), the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, the Company recognizes expense on a straight-line basis over the estimated performance period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During the years ended December 31, 2003 and 2004, in accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2006, the Company had $137 of deferred stock-based compensation remaining to be amortized which is expected to be amortized as follows: $131 during 2007 and $6 during 2008. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

For the years ended December 31, 2004 and 2005, had the Company’s stock option grants to employees been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Year Ended December 31,
	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(7,084)	$3,341
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,111	607
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,727)	(2,819)
Pro forma net income (loss)	$(7,700)	$1,129
Diluted net income (loss) per share applicable to common stockholders, as reported	$(0.43)	$0.10
Pro forma net income (loss) per share applicable to common stockholders	$(0.47)	$0.03

For options accounted for under SFAS No. 123(R), and for purposes of the SFAS No. 123 pro forma reconciliation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended December 31,
	2004	2005	2006
Risk-free interest rate	3.66%	4.06%	4.65%
Expected dividend yield	—	—	—
Expected life (years)	5.69	4.12	4.28
Expected volatility	42%	59%	53%
Weighted-average fair value per share of options granted	$5.66	$3.47	$4.21
Weighted-average fair value per share of restricted stock awards granted	—	—	$12.42

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

In 2004, the company adopted the Phase Forward incorporated 2004 Employee Stock Purchase Plan (the “2004 ESPP”) which was amended effective December 1, 2005 and is now considered a non-compensatory plan under SFAS No. 123(R) (see Note 11).

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

	Year Ended December 31,
	2004	2005
Risk-free interest rate	1.80%	2.89%
Expected dividend yield	—	—
Expected life (years)	0.25	0.5
Expected volatility	65%	60%

During the years ended December 31, 2005 and December 31, 2006, the Company recorded $607 and $3,022 of aggregate stock-based compensation expense respectively, of which $0 and $2,635, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $607 and $387, in 2005 and 2006, respectively. For the year ended December 31, 2005, stock-based compensation expense was allocated as follows: $60 to cost of service revenues; $166 to research and development; $30 to sales and marketing; and $351 to general and administrative. For the

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

year ended December 31, 2006, stock-based compensation expense included $258 in cost of revenues, $394 in research and development, $502 in sales and marketing and $1,868 in general and administrative expense. For the year ended December 31, 2005, stock-based compensation expense had no effect on earnings per share. For the year ended December 31, 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.09 and $0.08, respectively. As of December 31, 2006, there was $12,348 of unrecognized stock-based compensation expense related to market-based share awards that is expected to be recognized over a weighted average period of 3.4 years.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement’s reported amounts. The Company records a valuation allowance against deferred tax assets when it is probable that such asset will not be realized.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses totaled $73, $133 and $42 for the years ended December 31, 2004, 2005 and 2006, respectively.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company has completed its preliminary assessment regarding the effect of the implementation of FIN 48 and has determined that the adoption of FIN 48 will not have a material impact on its consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on its consolidated financial position and results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

3.                 Acquisition of Lincoln Technologies, Inc.

On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (Lincoln), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. The acquired technology and products of Lincoln provide the Company with an expanded drug safety offering and enhance the Company’s ability to offer innovative software and services in the drug safety market. The Company paid a premium for Lincoln to enable it to expand its offerings in the drug safety market and to obtain a valuable workforce.

The aggregate purchase price was $16,667. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000, respectively. The defined 2005 financial targets were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the security holders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, the Company agreed to pay the security holders of Lincoln an aggregate of $3,500 in cash on December 26, 2007 in satisfaction of the Company’s remaining payment obligations under the acquisition agreement. The $3,500 was accrued as of December 31, 2006. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

The components of the consideration are as follows:

Amount
Initial cash paid	$11,000
Acquisition costs	167
Payment of earn-out	2,000
Accrued earn-out	3,500
Total purchase price to be allocated to acquired asset subject to amortization	$16,667

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition and the additional cash consideration of $2,000 in 2005 and $3,500 in 2006:

		Amount
Current assets		$1,679
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500	3,900
Goodwill		11,497
Total assets acquired		17,339
Current liabilities		(672)
Net assets acquired		$16,667

Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

A rollforward of the liability for lease abandonment costs is as follows:

	Year Ended December 31,
	2005	2006
Beginning of period	$—	$222
Provision	270	—
Reduction to provision for sublease	—	(117)
Payments made	(48)	(125)
Payments received from sublease	—	37
End of period	$222	$17

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

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2006. Based on the results of the first step of the goodwill impairment test, the Company has determined that no impairment of goodwill existed at December 31, 2006, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.

A rollforward of the net carrying amount of goodwill is as follows:

	Year Ended December 31,
	2005	2006
Beginning of period	$21,817	$24,960
Utilization of acquired net operating losses—Clinsoft	(2,057)	—
Increase associated with the acquisition of Lincoln (see Note 3)	8,430	3,067
Release of valuation allowance related to acquired net operating losses—Clinsoft (see Note 7)	(3,230)	(207)
End of period	$24,960	$27,820

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill. In the year ended December 31, 2005, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772 in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230. In 2006, the Company determined that it was more likely than not that it would realize an additional portion of its deferred tax assets and therefore reduced the valuation allowance by $5,620. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207.

During 2006, adjustments totaling $3,067 were recorded to goodwill associated with the acquisition of Lincoln. Goodwill was increased by the earn-out accrual of $3,500 (see Note 3) and reduced by the following: ($193) receipts of previously written-off accounts receivable; ($123) reduction to deferred revenues due to the completion of two services engagements; and ($117) associated with a sublease of the abandoned former Lincoln facility.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following as of December 31, 2005 and 2006:

		As of December 31, 2005		As of December 31, 2006
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$127	$1,800	$487
Customer relationships	5 years	1,600	112	1,600	432
Non-compete agreements	2 years	300	53	300	203
Tradename	5 years	200	14	200	54
Total		$3,900	$306	$3,900	$1,176

Intangible assets as of December 31, 2004 were $0.

Amortization expense related to intangible assets for the years ended December 31, 2004, 2005 and 2006 was $0, $306 and $870, respectively.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount
2007	$817
2008	720
2009	720
2010	467
2011	—
Total	$2,724

5.                 Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2005	2006
Accrued payroll and related benefits	$5,327	$8,338
Accrued other expenses	4,037	3,720
Accrued royalties	2,411	1,553
Accrued income taxes	697	572
	$12,472	$14,183

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

The components of the restructuring charges are as follows:

	Year Ended December 31,
	2004	2005
Beginning of period	$2,486	$344
Payments made	(1,974)	(252)
Reduction to provision	(168)	(92)
End of period	$344	$—

7.                 Income Taxes

Income before the provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2004	2005	2006
Domestic	$2,861	$(164)	$10,624
Foreign	1,400	1,336	1,504
Total	$4,261	$1,172	$12,128

The provision for (benefit from) income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current provision :
Federal	$1,496	$1,963	$4,062
State	243	179	625
Foreign	653	231	505
Total	$2,392	$2,373	$5,192
Deferred provision (benefit):
Federal	$—	$(3,070)	$(4,785)
State	—	(297)	(741)
Foreign	—	(1,175)	113
Total	$—	$(4,542)	$(5,413)
Total provision (benefit)	$2,392	$(2,169)	$(221)

Generally, tax laws require net operating loss carryforwards to be used in the order generated. As a result, in 2005 and 2006, the Company used net operating losses acquired in the Clinsoft acquisition to offset taxable income. The benefit of these net operating losses has been reflected as a reduction to goodwill (see Note 4). The current utilization of net operating losses reduces the income tax payable.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006
Federal statutory rate	34%	34%	34%
State tax	6	—	3
Foreign rate differential	(4)	2	—
Decrease in valuation allowance	(5)	(240)	(45)
Stock-based compensation expense	14	6	5
Alternative minimum tax	2	10	—
Other	9	3	1
Effective tax rate	56%	(185)%	(2)%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2005 and 2006 is as follows:

	As of December 31,
	2005	2006
Net operating loss carryforwards	$30,237	$29,219
Nondeductible reserves and other	4,091	1,361
Tax credits (research & development, AMT & foreign taxes)	6,006	6,457
Acquired intangible assets	(1,340)	(1,016)
Valuation allowance	(31,222)	(25,875)
	$7,772	$10,146

The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2005, the Company determined that it was more likely than not that the Company would realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772 in December 2005. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230. In the year ended December 31, 2006, the Company determined that it was more likely than not that the Company would realize an additional portion of its deferred tax assets and therefore reduced the valuation allowance by an additional $5,620. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207. In 2006, the Company utilized $3,246 of its deferred tax assets to offset 2006 taxable income.

At December 31, 2006, the Company had $76,068 of net operating loss carryforwards that may be used to offset future U.S. federal taxable income of which approximately $18,649 of the net operating loss carryforwards were acquired in the Clinsoft acquisition. Approximately $51,133 of these net operating loses are subject to a full valuation allowance. When realization of this deferred tax asset is more likely than not to occur, the benefit will result in a reduction to income tax expense of $13,142 and a reduction to goodwill of $5,930. In addition, the Company had $3,253 of net operating losses resulting from excess tax

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

deductions related to stock-based compensation. The Company will realize the benefit of these losses through increases to stockholders equity in the periods in which the losses are utilized to reduce tax payments. In addition, the Company has $6,196 of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxable income of which $2,775 were acquired in the Clinsoft acquisition and have an unlimited carryforward period. The net operating loss and tax credit carryforward period extends through 2023 and 2026, respectively, and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. In addition, the Company had $2,816 of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period.

The Company has a reserve for taxes that may become payable in future years as previously filed tax returns are audited. The Company established the reserve based upon management’s assessment of potential exposure associated with permanent tax differences. All tax reserves are analyzed periodically and adjustments are made as events occur to warrant modifying the reserve.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on the unremitted earnings of its foreign subsidiaries.

8.                 Debt

Prior to August 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company. Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions. In August 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants. Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000. As of December 31, 2005 and 2006, there were no amounts outstanding under the working capital line of credit. At December 31, 2006, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility (see Note 9). At December 31, 2006, the Company was in compliance with all financial covenants.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

9.                 Commitments and Contingencies

Operating Leases

The Company conducts its operations in facilities under non-cancelable operating leases expiring through February 2012. Under the terms of the leases the Company is required to make the following payments:

Amount
Year ended December 31,
2007	$3,474
2008	3,421
2009	1,243
2010	841
2011 and thereafter	1,159
Total minimum lease payments	$10,138

The future minimum lease commitments include $17 related to facilities the Company has elected to abandon (see Note 3).

Certain of the Company’s leases have escalating rent payments. The Company records rent expense on a straight line basis over the term of the lease. Rent expense for the periods ended December 31, 2004, 2005 and 2006 was approximately $2,719, $2,897 and $3,079, respectively.

The Company does not have any special purpose entities or any off balance sheet financing arrangements.

Contingencies

From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. Intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition, or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.

For example, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of the Company’s products and services and certain products and services of one of the Company’s customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump-sum payment to Datasci in the amount of $8,500 to settle the claim and obtain a perpetual, irrevocable, fully paid worldwide, non-exclusive license to the patent that was the

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

subject of the claim by Datasci. The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to the Company’s future cash flows, either directly or indirectly. In addition, the Company does not anticipate changing any of its products as a result of the license to this patent. As such, the settlement amount was recorded as a charge to operations. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the 2005 audited consolidated financial statements, in accordance with SFAS No. 5, the Company recorded the impact of the settlement in 2005 as a charge to operations. The settlement was paid during the first quarter of 2006.

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

Accretion of Series B, C and D redeemable convertible preferred stock for the years ended December 31, 2004 was $4,257 and $0 for each of 2005 and 2006.

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

For the years ended December 31, 2004, 2005 and 2006 the Company issued 361,050, 1,159,380 and 847,055 shares of common stock resulting in proceeds of $747, $3,111 and $3,220, respectively, from the exercise of common stock options. For the years ended December 31, 2004, 2005 and 2006, the Company issued 13,778, 152,999 and 25,210 shares of common stock resulting in proceeds of $90, $856 and $329, respectively, in connection with the Company’s 2004 ESPP.

On March 11, 2004, the Board of Directors approved an increase to the number of authorized shares of the capital stock to 105,000,000 shares, consisting of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Also on March 11, 2004, the Board of Directors approved the 2004 Stock Option and Incentive Plan and the 2004 ESPP, each to become effective upon the closing of the Company’s initial public offering, and an amendment to the 2003 Non-Employee Director Stock Option Plan, all of which were approved by the stockholders on April 20, 2004. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Stock Option and Incentive Plan. For the 2003 Non-Employee Director Stock Option Plan, the Company has reserved for issuance an aggregate of 562,000 shares of common stock.

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

Stock-Based Compensation Plans

The Company currently has three plans under which it may grant stock-based compensation awards to its directors, employees and non-employees.

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”). Under the 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. As of December 31, 2006, the Company had 246,630 share options available for grants under this plan. The Company has not issued options under this plan since its July 2004 initial public offering, but may do so in the future.

Phase Forward Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Plan. Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant. Of these February 2005 option grants, 165,750 options have since vested due to the achievement of milestones, 37,500 options were forfeited, and 215,750 remain unvested. Generally, the remainder of equity awards granted were service-based and vest over a period of four years from the date of grant. On May 3, 2006, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1,500,000 shares to 3,500,000 shares. In June and November 2006, the Company issued 1,113,175 unvested restricted stock awards and restricted stock units. A total of 400,000 unvested restricted stock awards were granted to the Company’s Chief Executive Officer and vest 25% in three years; 50% in four years and 100% in five years. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. As of December 31, 2006, the Company had 1,010,296 shares available for grants under this plan.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”). The Company reserved for issuance an aggregate of 362,000 shares of common stock under this plan. Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock. On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options. The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. As of December 31, 2006, the Company had 234,875 share options available for future grants under this plan.

Stock Option Activity

A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of December 31, 2006, and changes during the years ended December 31, 2004, 2005 and 2006, is as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2003	4,296,891	$0.10 -5.00	$2.81
Granted	684,805	3.00 -7.55	6.01
Exercised	(361,050)	0.10 -5.00	2.07
Canceled	(146,605)	0.20 -5.00	2.96
Outstanding at December 31, 2004	4,474,041	0.10 -7.55	2.81
Granted	1,320,500	6.30 - 10.29	7.00
Exercised	(1,159,380)	0.10 -7.55	2.68
Cancelled	(303,386	3.00 -7.55	3.43
Outstanding at December 31, 2005	4,331,775	0.10 -5.00	4.64
Granted	18,500	8.90 -8.90	8.90
Exercised	(847,055)	0.10 -7.81	3.80
Canceled	(62,431)	3.00 -8.90	6.15
Outstanding at December 31, 2006	3,440,789	0.10 - 10.29	4.84	6.75	$34,890
Exercisable at December 31, 2004	2,643,439	0.10 -6.00	2.91
Exercisable at December 31, 2005	2,276,530	0.10 - 10.29	3.43
Exercisable at December 31, 2006	2,422,947	$0.10 - 10.29	4.04	6.19	26,507
Vested or expected to vest at December 31, 2006(1)	3,233,975		$4.71	6.66	$33,213

(1)          The vested or expected to vest options at December 31, 2006 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)          The aggregate intrinsic value is calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on December 31, 2006 of $14.98 and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

Unvested Shares	Shares	Weighted Average Exercise Price
Unvested at December 31, 2005	2,055,245	$5.98
Granted	13,500	8.90
Vested	(988,472)	4.91
Forfeited	(62,431)	6.15
Unvested at December 31, 2006	1,017,842	$6.75

The following table summarizes information regarding the Company’s stock options outstanding and exercisable at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.10 - 0.60	22,334	1.41	$0.13	22,334	$0.13
0.61 - 1.20	19,850	2.80	1.00	19,850	1.00
1.21 - 3.00	1,727,144	5.65	3.00	1,662,683	3.00
3.01 - 4.80	155,118	7.07	4.50	79,975	4.50
4.81 - 5.40	27,850	3.12	5.00	27,850	5.00
5.41 - 6.00	54,180	7.21	6.00	24,723	6.00
6.01 - 7.80	1,101,933	8.09	6.74	482,071	6.75
7.81 - 9.00	232,380	8.67	7.85	72,211	7.81
9.01 - 10.29	100,000	8.89	10.29	31,250	10.29
	3,440,789	6.75	$4.84	2,422,947	$4.04

Restricted Stock Awards and Unit Activity

A summary of activity related to unvested restricted common stock awards and unit awards during the year ended December 31, 2006, is as follows:

	Number of Shares	Market Price per Share	Weighted Average Price per	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2005	—
Awarded	1,113,175	$12.12—15.13	$12.42
Exercised	—	—	—
Canceled	(31,250)	12.12—12.12	12.12
Outstanding, at December 31, 2006	1,081,925	$12.12—15.13	$12.43	3.75	$16,207
Expected to be free of restrictions(1)	854,775		$12.43	3.75	$12,804

(1)          The expected to be free of restrictions at December 31, 2006 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on December 31, 2006 of $14.98.

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company at December 31, 2005 and 2006:

		As of December 31,
		2005		2006
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$10,303	6,000	$11,752
Euro	Purchase	(500)	(592)	—	—
Euro	Sale	—	—	2,000	2,639
Japanese yen	Sale	156,000	1,317	59,000	496
			$11,028		$14,887

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and December 31, 2006, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency losses, net of hedging, were $63, $169 and $15 for the years ended December 31, 2004, 2005 and 2006, respectively. The Company settles forward foreign exchange contracts in cash.

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

Geographic Data

Financial information by geographic area for the three years ended December 31, 2004, 2005 and 2006 were as follows:

The following table summarizes revenues recorded in each of the Company’s principal sales office locations:

	Year Ended December 31,
	2004	2005	2006
Revenues:
United States	$42,172	$46,330	$54,490
United Kingdom	18,143	25,776	35,195
France	8,604	8,900	10,300
Asia Pacific	4,811	6,075	6,628
	$73,730	$87,081	$106,613

The following table summarizes property and equipment, net by location within and outside the U.S.:

	As of December 31,
	2005	2006
Property and equipment, net:
United States	$6,383	$7,333
United Kingdom	982	877
Other	178	351
	$7,543	$8,561

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

15.       Quarterly Financial Data (unaudited)

The following table presents a summary of quarterly results of operations for 2005 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2005:
Total revenues	$20,562	$20,698	$22,242	$23,579
Gross margin	12,902	12,645	13,721	14,076
Net income (loss)	1,468	1,838	2,170	(2,135)
Net income (loss) applicable to common stockholders	1,468	1,838	2,170	(2,135)
Net income (loss) per share applicable to common stockholders:
Basic	0.05	0.05	0.07	(0.06)
Diluted	0.04	0.05	0.06	(0.06)
Year ended December 31, 2006:
Total revenues	$23,616	$24,722	$28,049	$30,226
Gross margin	14,015	15,118	17,253	18,866
Net income	2,086	1,888	2,894	5,481
Net income applicable to common stockholders	2,086	1,888	2,894	5,481
Net income per share applicable to common stockholders:
Basic	0.06	0.06	0.08	0.16
Diluted	0.06	0.05	0.08	0.15

Net income for the quarterly period ended March 31, 2005 includes a restructuring benefit of $92. Net loss for the quarterly period ended December 31, 2005 includes a charge of $8,500 related to the settlement of patent litigation (see Note 9).

EXHIBIT INDEX

Exhibit No.		Description
2.1	#

Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2005).

2.2

Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).
4.1

Specimen Certificate for shares of the Registrant’s Common Stock. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.2	+

Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).

10.3	+

2004 Stock Option and Incentive Plan As Amended and Restated March 2006. (Incorporated by reference herein to Exhibits 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2006).

10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.5

Fifth Amended and Restated Investors’ Rights Agreement, as amended by Amendments No. 1 and No. 2 thereto. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.6

Termination Agreement and Sixth Loan Modification Agreement to the Loan Agreement between the Registrant and Silicon Valley Bank, as modified. (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).

10.7	#

Software License Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.8	#

Consulting and Professional Services Agreement between the Registrant and Eli Lilly and Company. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.9	+

Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005. (Incorporated by reference herein to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005).

10.10	+

Senior Executive’s Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.11	+

Executive Service Agreement between Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.12	+

Agreement between the Registrant, Phase Forward Europe Limited and Martin Young. (Incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2005).

10.13	+

Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.14

Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-113594), as amended).

10.15	#

Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2004).

10.16	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.17	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.18	+	2006 Global Sales Executive Incentive Compensation Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.19	+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.20	+	2006 Management Incentive Plan. (Incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.21	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.22	+

Form of Stock Option Grant Certificate under the Registrant’s Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005).

10.23	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.24	+	Form of Restricted Stock Unit Award Agreement.
10.25

Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc. (Incorporated by reference herein to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on  May 10, 2006).

10.26

License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on  May 10, 2006).

10.27	+	Amendment to Executive Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.28		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
21.1		Subsidiaries of the Registrant. (Incorporated by reference herein to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2006).
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Indicates a management contract or any compensatory plan, contract or arrangement.

#                 Confidential treatment requested for portions of this document.