Form 10-Q
period 2007-03-31
PHASE FORWARD INC
filed 2007-05-03
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☐     No ☒

As of May 1, 2007, the registrant had 35,636,495 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2007

Part I—Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31,	As of March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$42,169	$55,552
Short-term investments	27,466	26,264
Accounts receivable, net of allowance of $384 and $491 in 2006 and 2007, respectively	29,652	28,596
Deferred set up costs, current portion	1,649	1,885
Prepaid commissions and royalties, current portion	3,570	3,469
Prepaid expenses and other current assets	2,972	2,941
Deferred income taxes	5,158	5,116

Total current assets	112,636	123,823

Property and equipment, net	8,561	10,397
Deferred set up costs, net of current portion	1,000	1,146
Prepaid commissions and royalties, net of current portion	2,670	2,974
Intangible assets, net of accumulated amortization of $1,176 and $1,394 in 2006 and 2007, respectively	2,724	2,506
Goodwill	27,820	27,699
Deferred income taxes	4,988	4,828
Other assets	252	255

Total assets	$160,651	$173,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,893	$1,383
Accrued expenses	14,183	12,174
Accrued earn-out	3,500	3,500
Deferred revenues, current portion	47,128	58,535
Deferred rent, current portion	352	439

Total current liabilities	68,056	76,031

Deferred revenues, net of current portion	3,527	3,523
Deferred rent, net of current portion	596	434
Other long-term liabilities	451	477

Total liabilities	72,630	80,465

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—35,529 and 35,660 shares in 2006 and 2007, respectively	355	356
Additional paid-in capital	176,545	178,073
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(72)	60
Accumulated deficit	(88,696)	(85,215)

Total stockholders’ equity	88,021	93,163

Total liabilities and stockholders’ equity	$160,651	$173,628

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
Revenues:
License	$9,025	$11,036
Service	14,591	19,048

Total revenues	23,616	30,084
Costs of revenues:
License	706	605
Service(1)	8,895	11,527

Total cost of revenues	9,601	12,132
Gross margin:
License	8,319	10,431
Service	5,696	7,521

Total gross margin	14,015	17,952
Operating expenses:
Sales and marketing(1)	4,237	5,447
Research and development(1)	3,624	4,632
General and administrative(1)	4,139	4,638

Total operating expenses	12,000	14,717

Income from operations	2,015	3,235
Other income (expense):
Interest income	596	864
Other expense	(64)	(66)

Total other income	532	798

Income before provision for income taxes	2,547	4,033
Provision for income taxes	461	552

Net income	$2,086	$3,481

Net income per share applicable to common stockholders:
Basic	$0.06	$0.10

Diluted	$0.06	$0.10

Weighted average number of common shares used in net income per share calculations:
Basic	33,751	34,627

Diluted	35,234	36,417

(1)Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$44	$110
Sales and marketing	110	166
Research and development	60	156
General and administrative	242	600

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net income	$2,086	$3,481

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,260	1,458
Stock-based compensation expense	456	1,032
Loss on disposal of fixed assets	10	—
Foreign currency exchange loss	62	65
Provision for allowance for doubtful accounts	54	107
Deferred income taxes	7	(1,078)
Tax benefit related to exercise of stock options	(248)	—
Non-cash income tax expense	340	1,401
Amortization of premiums or discounts on short-term investments	4	11
Changes in assets and liabilities:
Accounts receivable	4,196	1,026
Deferred costs	(489)	(564)
Prepaid expenses and other current assets	(14)	58
Accounts payable	29	(1,514)
Accrued expenses	(952)	(2,019)
Accrued litigation settlement	(8,500)	—
Deferred revenue	5,285	11,370
Deferred rent	(284)	(73)

Net cash provided by operating activities	3,302	14,761

Investing activities
Proceeds from maturities of short-term investments	3,022	18,310
Purchase of short-term investments	(3,718)	(17,119)
Purchase of property and equipment	(1,207)	(3,068)

Net cash used in investing activities	(1,903)	(1,877)

Financing activities
Proceeds from issuance of common stock	554	496
Tax benefit related to exercise of options	248	—

Net cash provided by financing activities	802	496

Effect of exchange rate changes on cash and cash equivalents	(174)	3

Net increase in cash and cash equivalents	2,027	13,383
Cash and cash equivalents at beginning of period	51,779	42,169

Cash and cash equivalents at end of period	53,806	55,552
Short-term investments at end of period	9,499	26,264
Total cash, cash equivalents and short-term investments at end of period	$63,305	$81,816

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements

(unaudited)
(in thousands, except share and per share amounts)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, the results of its operations for the three months ended March 31, 2006 and 2007 and its cash flows for the three months ended March 31, 2006 and 2007. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007.

As of March 31, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income taxes.  See Note 17 for additional information regarding the Company’s adoption of FIN 48.

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

The components of revenue are as follows:

	Three Months Ended March 31,
	2006	2007
License	$9,025	$11,036
Application hosting services	8,954	12,052
Consulting services	2,739	3,426
Customer support	2,898	3,570

Total	$23,616	$30,084

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

The Company typically enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3- to 5-year periods. License agreements for its WebVDME, CTSD and WebSDM products are generally for annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

One customer, GlaxoSmithKline accounted for approximately 18% and 17% of the Company’s total revenues in the three months ended March 31, 2006 and 2007, respectively, and $2,638 and $1,914 of accounts receivable outstanding as of December 31, 2006 and March 31, 2007, respectively.

The Company deferred $632 and $942 of set up costs and amortized $475 and $560 during the three months ended March 31, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $67 and $119 of out of pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2006 and 2007, respectively.

3.              Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case the commissions paid are recoverable by the Company. The Company deferred $1,089 and $1,663 of commissions and amortized to sales and marketing expense $909 and $1,515 during the three months ended March 31, 2006 and 2007, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $994 and $232 of royalties and amortized to cost of revenues $824 and $177 during the three months ended March 31, 2006 and 2007, respectively.

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

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability or other service levels and permits those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels.

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

6.     Net Income Per Share

Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Weighted-average common shares outstanding exclude unvested restricted common stock.  Diluted net income per share includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2006	2007
Numerator:
Net income	$2,086	$3,481

Denominator:
Weighted average common shares outstanding	33,751,249	35,561,344
Less weighted average unvested restricted common shares outstanding	—	(934,733)

Basic weighted average common shares outstanding	33,751,249	34,626,611
Dilutive effect of common stock options	1,482,252	1,574,939
Dilutive effect of unvested restricted common stock awards and units	—	215,350
Diluted weighted average common shares outstanding	35,233,501	36,416,900

Net income per share applicable to common stockholders:
Basic	$0.06	$0.10

Diluted	$0.06	$0.10

Diluted weighted average common shares outstanding do not include options and awards outstanding to purchase 696,528 and 25,000 common equivalent shares for the three months ended March 31, 2006 and 2007, respectively, as their effect would have been anti-dilutive.

7.              Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.  The Company has recorded foreign currency losses of $62 and $65 for the three months ended March 31, 2006 and 2007, respectively, and such losses are included in other income (expense) in the accompanying unaudited condensed consolidated statements of income.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity.

8.              Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company’s intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments.  All securities, with the exception of auction rate securities, are classified as held-to-maturity securities.  The auction rate securities are debt instruments issued by various municipalities throughout the United States and are classified as available for sale because it is the Company’s intent not to hold them to maturity.

Cash, cash equivalents and short-term investments as of December 31, 2006 and March 31, 2007 consist of the following:

	December 31, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$15,558	$15,558
Certificate of deposit	78 days	1,950	1,950
Money market funds	Demand	24,661	24,661

Total cash and cash equivalents		$42,169	$42,169

Auction rate securities	31.4 years	$3,200	$3,200
Certificate of deposit	195 days	2,550	2,549
U.S. agency notes	297 days	7,952	7,952
Corporate bonds	280 days	13,764	13,760

Total short-term investments		$27,466	$27,461

	March 31, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$21,048	$21,048
Certificate of deposit	78 days	3,000	3,000
Bank notes	57 days	500	500
Money market funds	Demand	31,004	31,004

Total cash and cash equivalents		$55,552	$55,552

Auction rate securities	32.5 years	$5,900	$5,900
Certificates of deposit	176 days	3,401	3,401
U.S. agency notes	332 days	2,722	2,738
Corporate bonds	281 days	14,241	14,391

Total short-term investments		$26,264	$26,430

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.  To date, the Company has not recorded any unrealized gains or losses in connection with its auction rate securities.

9.              Stock-Based Compensation

Stock-Based Compensation Plans

The Company currently has three plans under which it may grant stock-based compensation awards to its directors, employees and non-employees.

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”).  Under the 1997 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the

1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones.  Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. As of March 31, 2007, the Company had 246,630 share options available for grant under this plan.  The Company has not issued options under this plan since its July 2004 initial public offering. As of May 2, 2007, the Company will not issue future grants under this plan.

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Plan.  Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors.  Stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant.  Of these February 2005 option grants, 165,750 options have since vested due to the achievement of milestones, 37,500 options were forfeited, and 215,750 remain unvested.  Generally, the remainder of equity awards granted was service-based and vests over a period of four years from the date of grant.  On May 3, 2006, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1,500,000 shares to 3,500,000 shares.  In 2006, the Company issued 1,113,175 unvested restricted stock awards and restricted stock units.  A total of 400,000 unvested restricted stock awards were granted to the Company’s Chief Executive Officer and vest 25% in three years; 50% in four years and 100% in five years.  Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years.  In February 2007, the Company issued 210,000 unvested restricted stock units principally to executive officers that vest 50% in two years; 75% in three years and 100% in four years.   As of March 31, 2007, the Company had 818,551 options available for grant under this plan. On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase to 3,981,505 the number of shares available for issuance thereunder, an increase of 481,505 shares, which was the aggregate number of shares available for issuance under the Company’s two other stock plans (the 1997 Plan and the 2003 NED Plan) under which no future grants will be issued.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”).  The Company reserved for issuance an aggregate of 362,000 shares of common stock under this plan.  Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company may grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock.  On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options.  The exercise price of the options must not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. As of March 31, 2007, the Company had 234,875 share options available for future grant under this plan. As of May 2, 2007, the Company will not issue future grants under this plan.

Stock Option Activity

A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of March 31, 2007, and changes during the three months ended March 31, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2006	3,440,789	$4.84
Granted	—	—
Exercised	(133,222)	3.73
Canceled	(11,105)	7.57

Outstanding at March 31, 2007	3,296,462	$4.87	6.55	$27,229

Exercisable at March 31, 2007	2,431,780	$4.16	6.07	$21,813

Vested or expected to vest at March 31, 2007 (1)	3,104,069	$4.75	6.46	$26,012

(1)  The vested or expected to vest options at March 31, 2007 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)  The aggregate intrinsic value is calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on March 31, 2007 of $13.13 and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock options as of March 31, 2007, and changes during the three months ended March 31, 2007, is as follows:

	Shares	Weighted Average Exercise Price
Unvested at December 31, 2006	1,017,842	$6.75
Granted	—	—
Vested	(142,055)	5.79
Forfeited	(11,105)	7.57
Unvested at March 31, 2007	864,682	$6.87

The following table summarizes information regarding the Company’s stock options outstanding and exercisable at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.10 - 0.60	21,834	1.14	$0.13	21,834	$0.13
0.61 – 1.20	16,850	2.55	1.00	16,850	1.00
1.21 - 3.00	1,627,561	5.42	3.00	1,591,521	3.00
3.01 - 4.80	152,540	6.83	4.50	111,567	4.50
4.81 - 5.40	26,850	2.99	5.00	26,850	5.00
5.41 - 6.00	50,535	6.96	6.00	30,643	6.00
6.01 - 7.80	1,082,600	7.88	6.74	511,913	6.78
7.81 - 9.00	217,692	8.41	7.85	83,102	7.84
9.01 - 10.29	100,000	8.65	10.29	37,500	10.29
	3,296,462	6.55	$4.87	2,431,780	$4.16

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the three months ended March 31, 2007, is as follows:

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2006	1,081,925	$12.43	3.75	$16,207
Awarded	210,000	13.23
Exercised	—	—
Canceled	(7,150)	13.35

Outstanding at March 31, 2007	1,284,775	$12.55	3.57	$16,869

Expected to be free of restrictions (1)	932,589	$12.55	3.57	$12,245

(1)   The expected to be free of restrictions at March 31, 2007 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)   The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on March 31, 2007 of $13.13.

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

Stock-Based Compensation Accounting Policy

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the Company’s financial results for prior periods.  Stock-based compensation expense for the three months ended March 31, 2006 and 2007 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years.  In accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2007, the Company had $91 of deferred stock-based compensation remaining to be amortized which is expected to be amortized as follows: $86 during the remainder of fiscal 2007 and $5 during fiscal 2008. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

For options accounted for under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three months ended March 31, 2007. For the three months ended March 31, 2006, assumptions used and the resulting estimated fair value for grants were as follows:

Three Months Ended March 31, 2006
Risk-free interest rate	4.65%
Expected life (years)	4.28
Expected volatility	53%
Weighted-average fair value per share of options granted	$4.21

For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statements of income.

During the three months ended March 31, 2006 and 2007, the Company recorded $456 and $1,032 of aggregate stock-based compensation expense, respectively, of which $328 and $986, respectively, was a result of the adoption of SFAS No. 123(R).  The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $128 and $46, in 2006 and 2007, respectively.   For the three months ended March 31, 2006, stock-based compensation expense was allocated as follows; $44 to cost of service revenues, $60 to research and development, $110 to sales and marketing, and $242 to general and administrative.  For the three months ended March 31, 2007, stock-based compensation expense included $110 in cost of revenues, $156 in research and development, $166 in sales and marketing, and $600 in general and administrative expense.  As of March 31, 2007, there was $13,385 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 3.27 years.

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

A rollforward of the net carrying amount of goodwill is as follows:

Amount
Balance as of December 31, 2005	$24,960
Increase associated with the acquisition of Lincoln	3,067
Release of valuation allowance related to acquired net operating losses	(207)
Balance as of December 31, 2006	27,820
Release of valuation allowance related to acquired net operating losses	(121)
Balance as of March 31, 2007	$27,699

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill.  In the year ended December 31, 2006, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $5,620.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207. During the three months ending March 31, 2007, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $1,199.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $1,078 and to goodwill of $121.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following:

		As of December 31, 2006		As of March 31, 2007
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$487	$1,800	$577
Customer relationships	5 years	1,600	432	1,600	513
Non-compete agreements	2 years	300	203	300	240
Trade-name	5 years	200	54	200	64
Total		$3,900	$1,176	$3,900	$1,394

Amortization expense related to intangible assets for the three months ended March 31, 2006 and 2007 was $218 and $218, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2007	$599
2008	720
2009	720
2010	467
Total	$2,506

11.       Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of March 31,
	2006	2007
Accrued payroll and related benefits	$8,338	$6,173
Accrued other expenses	3,720	3,304
Accrued royalties	1,553	2,047
Accrued income taxes	572	650

Total	$14,183	$12,174

12.  Debt

Prior to August 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company.  Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000.  As of December 31, 2006 and March 31, 2007, there were no amounts outstanding under the working capital line of credit.  At March 31, 2007, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility.  At March 31, 2007, the Company was in compliance with all financial covenants.

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

14.       Stockholders’ Equity

During the three months ended March 31, 2007, the Company issued 133,222 shares of common stock in connection with the exercise of stock options, resulting in proceeds of $496.

15.       Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2006	2007
Net income	$2,086	$3,481
Cumulative translation adjustment	125	132
Comprehensive income	$2,211	$3,613

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2006 and March 31, 2007:

		As of December 31, 2006		As of March 31, 2007
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$11,752	1,000	$1,969
Euro	Sale	2,000	2,639	—	—
Japanese yen	Sale	59,000	496	48,000	408
			$14,887		$2,377

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and March 31, 2007, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency losses, net of hedging are accounted for in non-operating income. Foreign currency losses, net of hedging, were $62 and $65 for the three months ended March 31, 2006 and 2007, respectively. The Company settles forward foreign exchange contracts in cash.

17.       Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $499 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.  At March 31, 2007, the Company has $499 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  At the adoption date of January 1, 2007, the Company had $50 of accrued interest related to uncertain tax positions. As of March 31, 2007, the Company had $55 of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2000-2006 remain open to examination in certain foreign tax jurisdictions.

The Company’s provision for taxes includes foreign and alternative minimum tax.  The Company has utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 18% and 14% for the three months ended March 31, 2006 and 2007, respectively.  The Company currently expects to realize recorded deferred tax assets as of March 31, 2007 of approximately $9,900. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2006	2007
Federal statutory rate	34%	34%
State tax	3	3
Alternative minimum tax	1	2
Stock-based compensation expense	7	2
Other	1	—
Decrease in valuation allowance	(28)	(27)

Effective tax rate	18%	14%

18.       Recently Issued Accounting Pronouncements

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

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

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies.  The most significant of these transactions are the acquisitions of Clinsoft Corporation and Lincoln Technologies, Inc.

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards.  Lincoln’s products consisted of WebVDME, CTSD and WebSDM.  The aggregate purchase price was approximately $16.7 million.  The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million, respectively.  The defined 2005 financial targets were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May 2006.  The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the securityholders of Lincoln could be eligible in 2007 under the acquisition agreement.  Pursuant to the amendment, we agreed to pay the securityholders of Lincoln an aggregate of $3.5 million in cash on December 26, 2007 in satisfaction of our remaining payment obligations under the acquisition agreement.  The $3.5 million was accrued as of September 30, 2006.  The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

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

One customer, GlaxoSmithKline; accounted for approximately 18% and 17% of our total revenues in the three months ended March 31, 2006 and 2007, respectively and $2.6 million and $1.9 million of accounts receivable outstanding as of December 31, 2006 and March 31, 2007, respectively.  Our top 20 customers accounted for approximately 68% and 67% of our total revenues in the three months ended March 31, 2006 and 2007, respectively, net of reimbursable out-of-pocket expenses.

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

The cost of service revenues varies based upon the number of employees in the service organization, the type of work performed, and royalties associated with revenues derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for our InForm application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The cost of services is significantly higher as a percentage of revenues as compared to our cost of license revenues primarily due to the employee-related and outside contractor expenses associated with providing services.

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

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended March 31, 2006 and 2007, approximately 49% and 50%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We deferred $632,000 and $942,000 of set up costs and amortized $475,000 and $560,000 during the three months ended March 31, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. During the three months ended March 31, 2006 and 2007, we deferred $1.1 million and $1.7 million, respectively, of commissions and amortized $909,000 and $1.5 million, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. During the three months ended March 31, 2006 and 2007, we deferred $994,000 and $232,000, respectively, of royalty expenditures and amortized $824,000 and $177,000, respectively, to cost of license and service revenues.

Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $384,000 and $491,000 as of December 31, 2006 and March 31, 2007, respectively.

Accounting for Income Taxes.    In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate.  This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards.  In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.  In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in December 2005.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million for the realization of acquired net operating loss carryforwards in the Clinsoft acquisition.  In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000.  Also in 2006, we utilized $3.2 million of our deferred tax assets to offset 2006 taxable income.  During the three months ending March 31, 2007, we determined that it is more likely than not that we will realize an additional portion of deferred tax assets and therefore reduced the valuation allowance by $1.2 million.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $1.1 million and to goodwill of $121,000.

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

Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years.  During 2003 and 2004, in accordance with APB Opinion No. 25, we recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2007, we had $91,000 of deferred stock-based compensation remaining to be amortized which we expect to be amortized as follows: $86,000 during the remainder of 2007 and $5,000 during 2008.

Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

During the three months ending March 2006 and 2007, we recorded $456,000 and $1,032,000 of aggregate stock-based compensation expense respectively, of which $328,000 and $986,000, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $128,000 and $46,000, in 2006 and 2007, respectively. For 2006, we allocated stock-based compensation expense as follows: $44,000 to cost of service revenues, $60,000 to research and development, $110,000 to sales and marketing, and $242,000 to general and administrative.  For 2007, we allocated stock-based compensation expense as follows: $110,000 in cost of revenues, $156,000 in research and development, $166,000 in sales and marketing and $600,000 in general and administrative expense.  For the three months ending March 31, 2006 and March 31, 2007, stock-based compensation expense reduced basic and diluted earnings per share by $0.01 and $0.03, respectively.   As of March 31, 2007, we had $13.4 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 3.27 years.

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

Overview of Results of Operations for the Three Months Ended March 31, 2006 and 2007

Total revenues increased by 27% or $6.5 million in the three months ended March 31, 2007 compared to the same period in 2006 due to an increase in service revenues of 31%.

Our gross margin increased by 28% or $3.9 million in the three months ended March 31, 2007 compared to the same period in 2006, primarily due to the increase in services revenues.

Operating income for the three months ended March 31, 2007 of $3.2 million increased 60% or $1.2 million compared to the same period in 2006.  The operating income for the three months ended March 31, 2006 and 2007 also included $456,000 and $1.0 million of stock-based compensation expense, respectively.

The results for the three months ended March 31, 2007 were impacted by foreign exchange rate fluctuations, resulting in an approximately 4.8% decrease in both revenues and expenses for the period.

As of March 31, 2007, we had $81.8 million of cash, cash equivalents and short-term investments, an increase of $12.2 million from $69.6 million at December 31, 2006.  As of March 31, 2007, we had no outstanding debt.

Revenues

	Three Months Ended March 31,
	2006		2007		Change
Revenues	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
License	$9,025	38%	$11,036	37%	$2,011	22%
Application hosting services	8,954	38	12,052	40	3,098	35
Consulting services	2,739	12	3,426	11	687	25
Customer support	2,898	12	3,570	12	672	23

Total	$23,616	100%	$30,084	100%	$6,468	27%

Total revenues increased in the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended March 31, 2007 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in license revenues was primarily the result of additional InForm revenues to both new and existing customers.  The increase in consulting revenues was primarily attributable to additional InForm revenues which were related to both new and existing customers.  The increase in customer support revenues in the three months ended March 31, 2007 was due primarily to increases in InForm training and customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended March 31,
	2006		2007		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$12,023	51%	$14,979	50%	$2,956	25%

United Kingdom	7,519	32	10,910	36	3,391	45
France	2,374	10	2,487	8	113	5
Asia Pacific	1,700	7	1,708	6	8	—

International subtotal	11,593	49	15,105	50	3,512	30

Total	$23,616	100%	$30,084	100%	$6,468	27%

The increase in revenues worldwide was due to the increase in application hosting services and license revenues associated with our InForm product. The increase in U.S. revenue is primarily related to new an increase in InForm revenues across all of our categories and to a lesser extent additional business relationships relating to the WebVDME product we began offering after the August 2005 acquisition of Lincoln, while the increase in international revenues is primarily the result of additional application hosting services revenues to both new and existing customers as well as an increase in InForm license revenues.

Cost of Revenues

	Three Months Ended March 31,
	2006		2007		Change
Cost of Revenues	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$706	8%	$605	5%	$(101)	(14)%
Services	8,895	61	11,527	61	2,632	30

Total	$9,601	41%	$12,132	40%	$2,531	26%

The cost of license revenues decreased in the three months ended March 31, 2007 primarily due to a $110,000 decrease in cost of royalties associated with our InForm software product.  The increase in cost of services in the three months ended March 31, 2007 was due primarily to increases in employee-related and contractor expense of $1.3 million and $624,000, respectively, associated with a headcount increase of 28 people and the delivery of increased services revenues.  We also had expense increases for computer related expenses of $408,000, which includes hardware and software support agreements, computer accessories and equipment rentals for our training classes.  We also had expense increases in recruiting, travel and telephone expense of $168,000, $109,000 and $74,000, respectively.  In addition, there were also increases in stock-based compensation and depreciation expense of $65,000 and $67,000, respectively.  These increases were partially offset by a decrease in expense of $224,000 relating to the number of arrangements in the hosting phase.  Expenses in the hosting phase include actual costs incurred as well as the amortization of costs that were previously deferred during the set up phase.

Gross Margin

	Three Months Ended March 31,
	2006		2007		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$8,319	92%	$10,431	95%	$2,112	25%
Services	5,696	39	7,521	40	1,825	32

Total	$14,015	59%	$17,952	60%	$3,937	28%

The license gross margin percentage increased in the three months ended March 31, 2007 due to a decrease in royalty expense relating to our InForm software.  The services gross margin percentage increased slightly during the three months ended March 31, 2007, as revenues grew at approximately the same rate as expenses.  The overall gross margin increased in the three months ended March 31, 2007 due the increase in license gross margin.  It is likely that gross margin, as a percentage of revenue will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended March 31,
	2006		2007		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$4, 237	18%	$5,447	18%	$1,210	29%
Research and development	3,624	15	4,632	15	1,008	28
General and administrative	4,139	18	4,638	15	499	12

Total	$12,000	51%	$14,717	49%	$2,717	23%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended March 31, 2007 primarily due to a $600,000 increase in commission expense due to an increase in revenues.  We also experienced a $145,000 increase in employee-related expenses related to a headcount increase of 6 people.  In addition there were also expense increases in travel, marketing programs and stock-based compensation of $235,000, $65,000 and $56,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended March 31, 2007 primarily due to employee-related expenses of $435,000 related to a headcount increase of 3 people.  We also had expense increases related to outside contractors and stock-based compensation of $275,000 and $96,000, respectively.  In addition, depreciation expense increased $84,000 and facilities expense grew by $49,000. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended March 31, 2007 primarily due to an increase in stock-based compensation expense of $358,000. In addition, employee-related expenses increased $192,000 related to a headcount increase of 3 people.  Furthermore, bad debt expense increased by $53,000.  These expense increases were partially offset by an overall decrease in professional fees of $343,000, which included a reduction of legal expense associated with defending our intellectual property.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended March 31,
	2006		2007		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$2,015	9%	$3,235	11%	$1,220	61%

Operating Income.   The increase in operating income in the three months ended March 31, 2007 was primarily due to the increase in total gross margin and a reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Three Months Ended March 31,
	2006		2007		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Other income (expense):
Interest income	$596	3%	$864	3%	$268	45%
Other expense	(64)	—	(66)	—	(2)	(3)

Total other income	$532	3%	$798	3%	$266	50%

Other Income.    The increase in interest income in the three months ended March 31, 2007 was primarily due to an increase in cash and cash equivalents available for investment.

Provision for Income Taxes

	Three Months Ended March 31,
	2006		2007		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$461	2%	$552	2%	$91	20%

Provision for Income Taxes.  Our provision for taxes includes foreign and alternative minimum tax.  We have utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 18% and 14% for the three months ended March 31, 2006 and 2007, respectively. We currently expect to realize recorded deferred tax assets as of March 31, 2007 of approximately $9.9 million. Our conclusion that such assets will be recovered is based upon our expectation that future earnings will provide sufficient taxable income to realize recorded tax assets. While the realization of our net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our net recorded deferred tax assets would not be realizable.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $69.6 million and $81.8 million at December 31, 2006 and March 31, 2007, respectively, and accounts receivable of $29.7 million and $28.6 million, respectively.

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

Net cash provided by operating activities was $14.8 million in the three months ended March 31, 2007, which was greater than net income of $3.5 million. This difference is primarily due to $1.5 million of non-cash depreciation and amortization, $1.4 million of non-cash income tax expense, an increase in deferred revenue of $11.4 million, partially offset by decreases in accounts payable of $1.5 million and accrued expenses of $2.0 million.

Net cash used in investing activities was $1.9 million during the three months ending March 31, 2007, which was primarily due to the purchase of short-term investments of $17.1 million and capital expenditures associated with the expansion of our hosting facility and purchases of computer equipment to support our expanding work force of $3.1 million partially offset by $18.3 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $496,000 in the three months ended March 31, 2007, consisting of proceeds from the exercise of stock options.

At December 31, 2006 and March 31, 2007, we had a $1.3 million and $500,000, respectively, outstanding letter of credit related to our facility.  The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets at December 31, 2006 and March 31, 2007 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2006 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$10,138	$3,474	$4,664	$1,659	$341
Income tax liabilities	499	499	—	—	—
Total	$10,637	$3,973	$4,664	$1,659	$341

Prior to August 2005, all borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets.  Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property.  The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2006 and March 31, 2007, there were no amounts outstanding under the working capital line of credit.  At March 31, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.  At March 31, 2007, we were in compliance with all financial covenants.

At December 31, 2006, we had $76.1 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income of which approximately $18.6 million of net operating loss were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability.  Approximately $51.1 million of these net operating losses are subject to a full valuation allowance.  When realization of this deferred tax asset is more likely than not to occur, the benefit will result in a reduction of income tax expense of $13.1 million and a reduction to goodwill of $5.9 million.   In addition, we had approximately $3.3 million of net

operating losses resulting from excess tax deductions related to stock-based compensation.  We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.  In addition, we had approximately $6.2 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income of which approximately $2.8 million were acquired in the Clinsoft acquisition and have an unlimited carryforward period.  The net operating loss and tax credit carryforward period extends through 2023 and 2026, respectively, and both are subject to review and possible adjustment by the taxing authorities.  Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  In addition, we also had $2.8 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income.  These foreign net operating loss carryforwards have an unlimited carryforward period.  We currently expect to realize recorded deferred tax assets as of March 31, 2007 of $9.9 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently analyzing the effect, if any, SFAS No. 159 will have on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended

December 31, 2006 in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During the three months ended March 31, 2006 and 2007, 49% and 50%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of March 31, 2007, we had $7.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2007, our foreign exchange receivable exposure would have fluctuated by approximately $750,000.  In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls and the use of forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. As of March 31, 2007, we entered into contracts to hedge approximately $2.4 million, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling $81.8 million at March 31, 2007.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2006 and March 31, 2007, there were no amounts outstanding under our working capital line of credit. At March 31, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A.       Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The risks and uncertainties that we believe are most important for you to consider are described under the title “Risk Factors” in our Annual Report on Form 10-K  for the year ended December 31, 2006.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Item 6.    Exhibits.

Exhibit
No.		Description
10.1	+	Phase Forward 2007 Management Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).
10.2	+

Phase Forward 2007 Global Sales Executive Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).

10.3	+

Form of Restricted Stock Unit pursuant to Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).

10.4	+*	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006.
31.1		Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Indicates a management contract or any compensatory plan, contract or arrangement.

*                    Filed herewith.

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
Rodger Weismann
Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 3, 2007

EXHIBIT INDEX

Exhibit
No.	Description
10.1+	Phase Forward 2007 Management Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).
10.2+

Phase Forward 2007 Global Sales Executive Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).

10.3+

Form of Restricted Stock Unit pursuant to Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007).

10.4*+	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Indicates a management contract or any compensatory plan, contract or arrangement.

*                    Filed herewith.