Form 10-Q
period 2007-06-30
PHASE FORWARD INC
filed 2007-08-07
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   ☐   No   ☒

As of July 31, 2007, the registrant had 42,074,918 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2007
Table of Contents

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31,	As of June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$42,169	$145,468
Short-term investments	27,466	33,924
Accounts receivable, net of allowance of $384 and $477 in 2006 and 2007, respectively	29,652	26,030
Deferred set up costs, current portion	1,649	1,907
Prepaid commissions and royalties, current portion	3,570	4,157
Prepaid expenses and other current assets	2,972	3,576
Deferred income taxes	5,158	5,173

Total current assets	112,636	220,235

Property and equipment, net	8,561	11,945
Deferred set up costs, net of current portion	1,000	1,251
Prepaid commissions and royalties, net of current portion	2,670	3,077
Intangible assets, net of accumulated amortization of $1,176 and $1,611 in 2006 and 2007, respectively	2,724	2,289
Goodwill	27,820	27,505
Deferred income taxes	4,988	4,735
Other assets	252	243

Total assets	$160,651	$271,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,893	$3,260
Accrued expenses	14,183	13,493
Accrued earn-out	3,500	3,500
Deferred revenues, current portion	47,128	58,296
Deferred rent, current portion	352	387

Total current liabilities	68,056	78,936

Deferred revenues, net of current portion	3,527	3,179
Deferred rent, net of current portion	596	262
Other long-term liabilities	451	550

Total liabilities	72,630	82,927

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—35,529 and 42,050 shares in 2006 and 2007, respectively	355	421
Additional paid-in capital	176,545	268,756
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive (loss) income	(72)	174
Accumulated deficit	(88,696)	(80,887)

Total stockholders’ equity	88,021	188,353

Total liabilities and stockholders’ equity	$160,651	$271,280

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
License	$9,383	$11,469	$18,408	$22,505
Service	15,339	20,065	29,930	39,113

Total revenues	24,722	31,534	48,338	61,618
Costs of revenues:
License	597	529	1,303	1,134
Service(1)	9,007	12,359	17,902	23,886

Total cost of revenues	9,604	12,888	19,205	25,020
Gross margin:
License	8,786	10,940	17,105	21,371
Service	6,332	7,706	12,028	15,227

Total gross margin	15,118	18,646	29,133	36,598

Operating expenses:
Sales and marketing(1)	5,184	5,775	9,421	11,222
Research and development(1)	3,860	4,922	7,484	9,554
General and administrative(1)	4,448	4,787	8,587	9,425

Total operating expenses	13,492	15,484	25,492	30,201

Income from operations	1,626	3,162	3,641	6,397
Other income (expense):
Interest income	679	1,532	1,275	2,396
Other, net	—	4	(64)	(62)

Total other income	679	1,536	1,211	2,334

Income before provision for income taxes	2,305	4,698	4,852	8,731
Provision for income taxes	417	370	878	922

Net income	$1,888	$4,328	$3,974	$7,809

Net income per share applicable to common stockholders:
Basic	$0.06	$0.12	$0.12	$0.22

Diluted	$0.05	$0.11	$0.11	$0.21

Weighted average number of common shares used in net income per share calculations:
Basic	34,256	36,991	34,006	35,815

Diluted	35,933	38,997	35,587	37,727

(1)             Amounts include stock-based compensation expense, as  follows:

Costs of service revenues	$49	$118	$93	$228
Sales and marketing	98	203	208	369
Research and development	67	179	127	335
General and administrative	345	665	587	1,265

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2007
Operating activities
Net income	$3,974	$7,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,525	3,172
Stock-based compensation	1,015	2,197
Loss on disposal of fixed assets	12	—
Foreign currency exchange loss	61	62
Provision for allowance for doubtful accounts	79	100
Deferred income taxes	(267)	(2,592)
Tax benefit related to exercise of stock options	(724)	—
Non-cash income tax expense	912	3,023
Amortization of premiums or discounts on short-term investments	(9)	40
Changes in assets and liabilities:
Accounts receivable	6,978	3,641
Deferred costs	(872)	(1,448)
Prepaid expenses and other current assets	432	(561)
Accounts payable	407	349
Accrued expenses	(2,126)	(629)
Accrued litigation settlement	(8,500)	—
Deferred revenues	1,776	11,043
Deferred rent	(375)	(293)

Net cash provided by operating activities	5,298	25,913

Investing activities
Proceeds from maturities of short-term investments	15,718	45,422
Purchase of short-term investments	(29,249)	(51,919)
Purchase of property and equipment	(2,530)	(6,105)
Payment on earn-out under acquisition	(2,000)	—
Increase in other assets	(79)	—

Net cash used in investing activities	(18,140)	(12,602)

Financing activities
Proceeds from issuance of common stock	1,675	90,078
Tax benefit related to exercise of options	724	—

Net cash provided by financing activities	2,399	90,078

Effect of exchange rate changes on cash and cash equivalents	50	(90)

Net change in cash and cash equivalents	(10,393)	103,299
Cash and cash equivalents at beginning of period	51,779	42,169

Cash and cash equivalents at end of period	41,386	145,468
Short-term investments at end of period	22,347	33,924
Total cash, cash equivalents and short-term investments at end of period	$63,733	$179,392

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2006 and 2007 and its cash flows for the six months ended June 30, 2006 and 2007. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007.

As of June 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board Interpretation (FASB) No. (FIN) 48, Accounting for Uncertainty in Income Taxes.  See Note 17 for additional information regarding the Company’s adoption of FIN 48.

On May 29, 2007, the Company sold 5,500,000 shares of common stock at $15.00 per share in a public offering, resulting in proceeds of $77,455 after deducting underwriters’ discounts and offering related expenses.  The Company also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11,694 after deducting underwriters’ discounts.

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

        The components of revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
License	$9,383	$11,469	$18,408	$22,505
Application hosting services	9,374	13,412	18,328	25,464
Consulting services	2,617	3,098	5,356	6,524
Customer support	3,348	3,555	6,246	7,125

Total	$24,722	$31,534	$48,338	$61,618

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

The Company typically enters into software term licenses for its InForm, Clintrial and Clintrace products with its customers for 3 to 5 year periods. License agreements for its WebVDME, CTSD and WebSDM products are generally for annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

One customer, GlaxoSmithKline, accounted for approximately 16% of the Company’s total revenues in the three months ended June 30, 2006 and 2007, 17% and 16% of the Company’s total revenues in the six months ended June 30, 2006 and 2007 respectively. The same customer accounted for $2,638 and $1,646 or 9% and 6% of accounts receivable outstanding as of December 31, 2006 and June 30, 2007, respectively.

The Company deferred $970 and $731 of set up costs and amortized $554 and $604 of set up costs in the three months ended June 30, 2006 and 2007, respectively, and deferred $1,601 and $1,673 of set up costs and amortized $1,028 and $1,164 of set up costs in the six months ended June 30, 2006 and 2007, respectively.  The amortization of deferred set up costs is a component of cost of services.

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

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $254 and $178 of out of pocket expenses in service revenues and cost of service revenues in the three months ended June 30, 2006 and 2007, respectively, and included $321 and $297 of out-of-pocket expenses in service revenues and cost of service revenues in the six months ended June 30, 2006 and 2007, respectively.

3.   Prepaid Sales Commissions and Royalties

        For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

        Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $1,193 and $1,963 of commissions and amortized to sales and marketing expense $1,052 and $1,390 in the three months ended June 30, 2006 and 2007, respectively, and deferred $2,282 and $3,626 of commissions and amortized to sales and marketing expense $1,961 and $2,905 in the six months ended June 30, 2006 and 2007, respectively.

        The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $637 and $796 of royalties and amortized to cost of revenues $700 and $579 in the three months ended June 30, 2006 and 2007, respectively, and deferred $1,631 and $1,540 of royalties and amortized to cost of revenues $1,524 and $1,267 in the six months ended June 30, 2006 and 2007, respectively.

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

 The calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$1,888	$4,328	$3,974	$7,809

Denominator:
Weighted-average common shares outstanding	34,507,661	37,922,355	34,131,855	36,748,370
Less weighted-average unvested restricted common shares outstanding	(251,267)	(931,467)	(125,633)	(933,089)
Basic weighted-average common shares outstanding	34,256,394	36,990,888	34,006,222	35,815,281
Dilutive effect of common stock options	1,676,661	1,665,781	1,580,287	1,631,787
Dilutive effect of unvested restricted common stock awards and units	—	340,152	—	279,464
Diluted weighted-average common shares outstanding	35,933,055	38,996,821	35,586,509	37,726,532

Net income per share applicable to common
stockholders:
Basic	$0.06	$0.12	$0.12	$0.22

Diluted	$0.05	$0.11	$0.11	$0.21

In the three months ended June 30, 2006 and 2007, diluted weighted-average common shares outstanding do not include options outstanding to purchase 113,500 and 0 common equivalent shares, respectively, as their effect would have been anti-dilutive.

In the six months ended June 30, 2006 and 2007, diluted weighted-average common shares outstanding do not include options outstanding to purchase 390,587 and 2,652 common equivalent shares, respectively, as their effect would have been anti-dilutive.

7.   Foreign Currency Translation

        The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange in the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded immaterial foreign currency gains (losses) in the three months ended June 30, 2006 and 2007, respectively, and ($61) and ($62) in the six months ended June 30, 2006 and 2007, respectively.  Such gains (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of income.

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

Cash, cash equivalents and short-term investments as of December 31, 2006 and June 30, 2007 consist of the following:

		As of December 31, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$15,558	$15,558
Certificate of deposit	78 days	1,950	1,950
Money market funds	Demand	24,661	24,661

Total cash and cash equivalents		$42,169	$42,169

Auction rate securities	31.4 years	$3,200	$3,200
Certificate of deposit	195 days	2,550	2,549
U.S. agency notes	297 days	7,952	7,952
Corporate bonds	280 days	13,764	13,760

Total short-term investments		$27,466	$27,461

		As of June 30, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$11,096	$11,096
Money market funds	Demand	134,372	134,372

Total cash and cash equivalents		$145,468	$145,468

Auction rate securities	27 years	$13,800	$13,800
Certificate of deposit	150 days	4,650	4,649
U.S. agency notes	332 days	2,724	2,722
Corporate bonds	311 days	12,750	12,743

Total short-term investments		$33,924	$33,914

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.  To date, the Company has not recorded any unrealized gains or losses in connection with its auction rate securities.

9.   Stock-Based Compensation

Stock-Based Compensation Plans

The Company currently has one plan under which it may grant stock-based compensation awards to its directors, employees and non-employees.  The Company has two additional plans under which there are awards outstanding, but under which no future awards may be made.

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

On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan by 481,505 shares, bringing total shares authorized for issuance under the 2004 Plan to 3,981,505.  The increase is equal to the number of shares that were available for issuance under the Company’s two other stock plans (the Phase Forward Incorporated 1997 Stock Option Plan and the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan) at the date of the amendment.  As part of that amendment, the Company decided that it will no longer issue any further shares under its two other plans.  As of June 30, 2007, the Company had 1,301,406 shares available for grant under the 2004 Plan.

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”).  On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan.  As part of that amendment, the Company decided that it will no longer issue any further shares under the 1997 Plan.  Prior to the May 2, 2007 amendment to the 2004 Plan, under the 1997 Plan, the Board of Directors could grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option was determined by the Board of Directors.  Incentive stock options could not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones.  Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. There were no shares available for future issuance under the 1997 Plan at June 30, 2007.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”).  On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan.  As part of that amendment, the Company decided that it will no longer issue any further shares under the 2003 NED Plan.  The Company reserved for issuance an aggregate of 362,000 shares of common stock under the 2003 NED Plan.  Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company could grant under this plan to 562,000 shares.  The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock.  On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options.  The exercise price of the options could not be less than 100% of the fair market value on the grant date.  Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date.  If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant.  There were no shares available for future issuance under the 2003 Plan at June 30, 2007.

Stock Option Activity

A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of June 30, 2007, and changes in the six months ended June 30, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2006	3,440,789	$4.84	6.75
Granted	—	—
Exercised	(191,770)	3.94		$2,472
Canceled	(14,855)	7.57

Outstanding as of June 30, 2007	3,234,164	$4.88	6.30	$38,648

Exercisable as of June 30, 2007	2,463,903	$4.24	5.86	$31,021

Vested or expected to vest as of June 30, 2007(1)	3,060,391	$4.77	6.22	$36,908

(1)             The vested or expected to vest options at June 30, 2007 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)             The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on June 30, 2007 of $16.83 or the date of exercise, as appropriate, and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock options and changes in the six months ended June 30, 2007, is as follows:

	Shares	Weighted Average Exercise Price per Share
Unvested as of December 31, 2006	1,017,842	$6.75
Granted	—	—
Vested	(232,726)	6.05
Forfeited	(14,855)	7.57
Unvested as of June 30, 2007	770,261	$6.95

The following table summarizes information regarding the Company’s stock options outstanding and exercisable as of June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 0.10 – 0.60	21,834	0.90	$0.13	21,834	$0.13
0.61 – 1.20	16,850	2.30	1.00	16,850	1.00
1.21 – 3.00	1,592,145	5.17	3.00	1,573,824	3.00
3.01 – 4.80	149,993	6.58	4.50	111,944	4.50
4.81 – 5.40	26,350	2.74	5.00	26,350	5.00
5.41 – 6.00	50,535	6.71	6.00	33,958	6.00
6.01 – 7.80	1,059,077	7.61	6.74	538,788	6.80
7.81 – 9.00	217,380	8.17	7.85	96,605	7.84
9.01 – 10.29	100,000	8.40	10.29	43,750	10.29

	3,234,164	6.30	$4.88	2,463,903	$4.24

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards in the six months ended June 30, 2007, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2006	1,081,925	$12.43	3.75	$18,209
Awarded	218,000	13.31
Exercised	—	—
Canceled	(12,750)	13.05

Outstanding as of June 30, 2007	1,287,175	$12.57	3.32	$21,663

Expected to be free of restrictions (1)	938,320	$12.57	3.32	$15,792

(1)             The expected to be free of restrictions at June 30, 2007 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)             The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on June 30, 2007 of $16.83.

A summary of the status of the Company’s unvested restricted stock awards and units and changes in the six months ended June 30, 2007, is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2006	1,081,925	$12.43
Granted	218,000	13.31
Vested	—	—
Forfeited	(12,750)	13.05
Unvested as of June 30, 2007	1,287,175	$12.57

Employee Stock Purchase Plan

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock.  The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations.  The first payment period began on September 2, 2004 and ended on November 30, 2004.  All subsequent payment periods consist of six-month periods commencing on December 1 and June 1 and ending on the last day of May and November.

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

Stock-Based Compensation Accounting Policy

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards.  Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the Company’s financial results for prior periods.  Stock-based compensation expense in the three months ended March 31, 2006 and 2007 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years.  In accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of June 30, 2007, the Company had $58 of deferred stock-based compensation remaining to be amortized which is expected to be amortized as follows: $53 during the remainder of fiscal 2007 and $5 during fiscal 2008. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

For options accounted for under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted in the three and six months ended June 30, 2007 or in the three months ended June 30, 2006.  In the six months ended June 30, 2006, the weighted-average assumptions used to determine the estimated fair value for grants were as follows:

Six Months Ended June 30, 2006
Risk-free interest rate	4.65%
Expected volatility	53%
Expected life (in years)	4.28
Expected dividend yield	—

For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense in the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statements of income.

In the three months ended June 30, 2006 and 2007, the Company recorded $559 and $1,165 of aggregate stock-based compensation expense, respectively, of which $476 and $1,132, respectively, was a result of the adoption of SFAS No. 123(R).  The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $83 and $33, in the three months ended June 30, 2006 and 2007, respectively. In the six months ended June 30, 2006 and 2007, the Company recorded $1,015 and $2,197 of aggregate stock-based compensation expense, respectively, of which $804 and $2,119, respectively, was a result of the adoption of SFAS No. 123(R).  The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $211 and $78 in the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, there was $12,507 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 3.18 years.

Stock-based compensation expense is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Cost of service revenues	$49	$118	$93	$228
Sales and marketing	98	203	208	369
Research and development	67	179	127	335
General and administrative	345	665	587	1,265

Total	$559	$1,165	$1,015	$2,197

10.     Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Consistent with prior years, the Company conducted its annual impairment test of goodwill in the fourth quarter of 2006.  Based on the results of the first step of the goodwill impairment test, the Company has determined that no impairment of goodwill existed at December 31, 2006, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.

A rollforward of the net carrying amount of goodwill is as follows:

Amount
Balance as of December 31, 2005	$24,960
Increase associated with the acquisition of Lincoln	3,067
Release of valuation allowance related to acquired net operating losses	(207)
Balance as of December 31, 2006	27,820
Release of valuation allowance related to acquired net operating losses	(193)
Decrease associated with the acquisition of Lincoln	(122)
Balance as of June 30, 2007	$27,505

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill.  In the year ended December 31, 2006, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $5,620.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207. In the six months ended June 30, 2007, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $2,785.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $2,592 and to goodwill of $193.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following:

		As of December 31, 2006		As of June 30, 2007
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$487	$1,800	$667
Customer relationships	5 years	1,600	432	1,600	592
Non-compete agreements	2 years	300	203	300	278
Tradename	5 years	200	54	200	74
Total		$3,900	$1,176	$3,900	$1,611

Amortization expense related to intangible assets in the three months ended June 30, 2006 and 2007 was $217, and $435 in the six months ended June 30, 2006 and 2007.

The estimated remaining amortization expense for each of the four succeeding years is as follows:

Year ended December 31,	Amount
2007 (1)	$382
2008	720
2009	720
2010	467
Total	$2,289

(1)             This amount reflects amortization expense that the Company anticipates recognizing from July 1, 2007 through December 31, 2007.

11.     Accrued Expenses

          Accrued expenses consist of the following:

	As of December 31,	As of June 30,
	2006	2007
Accrued payroll and related benefits	$8,338	$7,035
Accrued other expenses	3,720	4,163
Accrued royalties	1,553	1,470
Accrued income taxes	572	825

Total	$14,183	$13,493

12.     Debt

Prior to August 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company.  Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000.  As of December 31, 2006 and June 30, 2007, there were no amounts outstanding under the working capital line of credit.  At June 30, 2007, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility.  At June 30, 2007, the Company was in compliance with all financial covenants.

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to the Company’s future cash flows, either directly or indirectly.  In addition, the Company does not anticipate changing any of its products as a result of the license to this patent.  As such, the settlement amount was recorded as a charge to operations.  Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the 2005 audited consolidated financial statements, in accordance with SFAS No. 5, the Company recorded the impact of the settlement in 2005 as a charge to operations.  The settlement was paid in the first quarter of 2006.

14.    Stockholders’ Equity

In the six months ended June 30, 2007, the Company issued 191,770 shares of common stock in connection with the exercise of stock options resulting in proceeds of $756, and 11,042 shares of common stock under the 2004 ESPP resulting in proceeds of $172.

On May 29, 2007, the Company sold 5,500,000 shares of common stock at $15.00 per share in a public offering, resulting in proceeds of $77,455 after deducting underwriters’ discounts and offering related expenses.  The Company also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11,695 after deducting underwriters’ discounts.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required.

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$1,888	$4,328	$3,974	$7,809
Cumulative translation adjustment	306	114	431	246
Comprehensive income	$2,194	$4,442	$4,405	$8,055

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2006 and June 30, 2007:

		As of December 31, 2006		As of June 30, 2007
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$11,752	1,400	$2,809
Euro	Sale	2,000	2,639	1,000	1,352
Japanese yen	Sale	59,000	496	23,000	186
			$14,887		$4,347

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and June 30, 2007, the forward foreign exchange contracts rate approximates the exchange rate as of the end of the reporting period.

        Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency gains (losses), net of hedging, were immaterial in the three months ended June 30, 2006 and 2007, respectively, and ($61) and ($62) in the six months ended June 30, 2006 and 2007, respectively.   The Company settles forward foreign exchange contacts in cash.

17.       Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $499 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.  At June 30, 2007, the Company has $502 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  At the adoption date of January 1, 2007, the Company had $50 of accrued interest related to uncertain tax provisions.  As of June 30, 2007, the Company had approximately $58 of accrued interest related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2000 through 2006 remain open to examination in certain foreign tax jurisdictions.

The Company’s provision for taxes includes foreign and alternative minimum tax.  The Company has utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 18% and 8% in the three months ended June 30, 2006 and 2007, respectively and 18% and 11% in the six months ended June 30, 2006 and 2007, respectively.  In the six months ended June 30, 2007, the Company determined that it is more likely than not that it will realize an additional portion of deferred tax assets and therefore reduced the valuation allowance by $2,785.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $2,592 and to goodwill of $193.  The Company currently expects to realize recorded deferred tax assets as of June 30, 2007 of $9,908. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Federal statutory rate	34%	34%	34%	34%
State tax	3	3	3	3
Alternative minimum tax	1	2	1	2
Stock-based compensation expense	12	1	9	1
Other	—	—	1	1
Decrease in valuation allowance	(32)	(32)	(30)	(30)
Effective tax rate	18%	8%	18%	11%

18.       Recently Issued Accounting Pronouncement

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

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial data management and safety evaluation and monitoring activities.

Our customers include pharmaceutical, biotechnology, and medical device companies, clinical research organizations, or CROs, as well as academic institutions, governmental regulatory agencies, and other entities engaged in clinical trial and safety evaluation and monitoring activities. Our products automate essential elements of the clinical trial data management and safety evaluation and monitoring process for both clinical trials and post-approval therapeutic products. We believe our products allow our customers to accelerate the market introduction of new medical therapies, reduce overall research and development expenditures, enhance existing data quality control efforts, facilitate proactive safety assessments, enable increased safety compliance and reduce clinical and economic risk.

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

 Litigation Settlement

In February 2006, we entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of our products and services and certain products and services of one of our customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $8.5 million to settle the claim and obtain a perpetual, irrevocable, fully paid worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci.  The confidential settlement, in which neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to our future cash flows, either directly or indirectly.  In addition, we do not anticipate changing any of our products as a result of the license to this patent.  As such, the settlement amount was recorded as a charge to operations.  Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations.  The settlement was paid in the three months ended March 31, 2006.

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

One customer, GlaxoSmithKline, accounted for approximately 16% of our total revenues in the three months ended June 30, 2006 and 2007, and 17% and 16% of our total revenues in the six months ended June 30, 2006 and 2007 respectively.  The same customer accounted for $2.6 million and $1.6 million or 9% and 6% of accounts receivable outstanding as of December 31, 2006 and June 30, 2007, respectively.  Our top 20 customers accounted for approximately 68% of our total revenues, net of reimburseable out-of-pocket expenses in the three months ended June 30, 2006 and 2007, and 67% and 66% of our total revenues, net of reimburseable out-of-pocket expenses in the six months ended June 30, 2006 and 2007, respectively.

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

Gross Margin.    Our gross margin on license revenues varies based on the mix of royalty- and non-royalty-bearing license revenues and the amount of amortization of acquired technologies. Our gross margin on service revenues varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenues are recognized ratably over the software license term our costs associated with delivery of the services are recognized as the services are performed, which is typically in the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenues will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenues.

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

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense.  Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards which are recognized over the respective stock option and award service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company.  In the years 2004, 2005 and 2006, we recorded $2.1 million, $607,000 and $3.0 million of aggregate stock-based compensation expense, respectively.

Foreign Currency Translation

       With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen.  In the three months ended June 30, 2006 and 2007, approximately 50% and 53%, respectively, of our revenues were generated in locations outside the United States.  In the six months ended June 30, 2006 and 2007, approximately 49% and 52%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation expenses, long-lived assets, intangibles assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Set Up Costs.    We recognize software license revenues in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

We generally enter into software term licenses for our InForm, Clintrial and Clintrace products with our customers for 3 to 5 year periods. License agreements for our WebVDME, CTSD and WebSDM products are generally annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

       We deferred $970,000 and $731,000 of set up costs and amortized $554,000 and $604,000 in the three months ended June 30, 2006 and 2007, respectively, and deferred $1.6 million and $1.7 million of set up costs and amortized $1.0 million and $1.2 million in the six months ended June 30, 2006 and 2007, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues.  We deferred $1.2 million and $2.0 million of commissions and amortized to sales and marketing expense $1.1 million and $1.4 million of commissions in the three months ended June 30, 2006 and 2007, respectively, and deferred $2.3 million and $3.6 million of commissions and amortized to sales and marketing expense $2.0 million and $2.9 million of commissions in the six months ended June 30, 2006 and 2007, respectively.  Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled.  We deferred $637,000 and $796,000 of royalties and amortized to cost of revenues $700,000 and $579,000 of royalties in the three months ended June 30, 2006 and 2007, respectively, and deferred $1.6 million and $1.5 million of royalties and amortized to cost of revenues $1.5 million and $1.3 million of royalties in the six months ended June 30, 2006 and 2007, respectively.

Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $384,000 and $477,000 as of December 31, 2006 and

June 30, 2007, respectively.

Accounting for Income Taxes.    In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. Based upon these projections, if it is determined that it is more likely than not that we would realize a portion of our deferred tax assets, we would recognize the benefit, through the release of the portion of the deferred tax asset valuation allowance, that we are reasonably confident will be utilized. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million for the realization of acquired net operating loss carryforwards in the Clinsoft acquisition. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000. Also in 2006, we utilized $3.2 million of our deferred tax assets to offset 2006 taxable income. In the six months ended June 30, 2007, we determined that it is more likely than not that we will realize an additional portion of deferred tax assets and therefore reduced the valuation allowance by $2.8 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $2.6 million and to goodwill of $192,000.

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 35% to 39%.

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

Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years.  During 2003 and 2004, in accordance with APB Opinion No. 25, we recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of June 30, 2007, we had $58,000 of deferred stock-based compensation remaining to be amortized which we expect to be amortized as follows: $53,000 in the remainder of 2007 and $5,000 during 2008.

For all stock options granted prior to March 15, 2004, we used the minimum value method, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation for pro forma disclosure. Under the provisions of SFAS No. 123(R), the value of these options will not be recorded in the statement of operations subsequent to the date of our adoption of SFAS No. 123(R). Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

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

In the three and six months ended June 30, 2007, we recorded $1.2 million and $2.2 million of aggregate stock-based compensation expense, of which $1.1 million and $2.1 million were a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $33,000 and $78,000, in the three and six months ended June 30, 2007, respectively. In the three months ended June 30, 2007, stock-based compensation expense included $118,000 in cost of revenues, $179,000 in research and development, $203,000 in sales and marketing and $665,000 in general and administrative expense.  In the six months ended June 30, 2007, stock-based compensation expense included $228,000 in cost of revenues, $335,000 in research and development, $369,000 in sales and marketing and $1.3 million in general and administrative expense.  In the three months ended June 30, 2006 and 2007, stock-based compensation expense reduced basic and diluted earnings per share by $0.02 and $0.03, respectively. In the six months ended June 30, 2006 and 2007, stock-based compensation expense reduced diluted earnings per share by $0.03 and $0.06, respectively.  As of June 30, 2007, we had $12.5 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 3.18 years.

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

Overview of Results of Operations in the Three Months Ended June 30, 2006 and 2007

Total revenues increased by 28% or $6.8 million in the three months ended June, 2007 compared to the same period in 2006 due to an increase in service revenues of 31%.

Our gross margin increased by 23% or $3.5 million in the three months ended June 30, 2007 compared to the same period in 2006, primarily due to the increase in services revenues.

Operating income in the three months ended June 30, 2007 of $3.2 million increased 94% or $1.5 million compared to the same period in 2006.  The operating income in the three months ended June 30, 2006 and 2007 also included $559,000 and $1.2 million of stock-based compensation expense, respectively.

The results in the three months ended June 30, 2007 were impacted by foreign exchange rate fluctuations, resulting in an approximately 3% increase in both revenues and expenses in the period.

As of June 30, 2007, we had $179.4 million of cash, cash equivalents and short-term investments, an increase of $109.8 million from $69.6 million at December 31, 2006.  On May 29, 2007, we sold 5,500,000 shares of common stock at $15.00 per share in a public offering resulting in proceeds of $77.5 million after deducting underwriters’ discounts and offering related expenses. We also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11.7 million after deducting underwriters’ discounts.  As of June 30, 2007, we had no outstanding debt.

Revenues

	Three Months Ended June 30,
	2006		2007		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$9,383	38%	$11,469	36%	$2,086	22%
Application hosting services	9,374	38	13,412	43	4,038	43
Consulting services	2,617	10	3,098	10	481	18
Customer support	3,348	14	3,555	11	207	6
Total	$24,722	100%	$31,534	100%	$6,812	28%

Total revenues increased in the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended June 30, 2007 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and, to a lesser extent, growth in sales relating to our safety products.  The increase in consulting revenues was primarily attributable to additional InForm revenues which were related to both new and existing customers.  The increase in customer support revenues in the three months ended June 30, 2007 was due primarily to increases in InForm training and customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended June 30,
	2006		2007		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$12,483	50%	$14,765	47%	$2,282	18%

United Kingdom	7,940	32	12,010	38	4,070	51
France	2,483	10	2,857	9	374	15
Asia Pacific	1,816	8	1,902	6	86	5
International subtotal	12,239	50	16,769	53	4,530	37
Total	$24,722	100%	$31,534	100%	$6,812	28%

The increase in revenues worldwide was due to the increase in application hosting services and license revenues associated with our InForm product. The increase in U.S. revenues is primarily related to an increase in application hosting services and InForm license revenues and, to a lesser, extent additional business relationships relating to the WebVDME product and services, while the increase in international revenues is primarily the result of additional application hosting services revenues from both new and existing customers as well as an increase in InForm license revenues.

Cost of Revenues

	Three Months Ended June 30,
	2006		2007		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$597	6%	$529	5%	$(68)	(11)%
Services	9,007	59	12,359	62	3,352	37
Total	$9,604	39%	$12,888	41%	$3,284	34%

The cost of license revenues decreased in the three months ended June 30, 2007 primarily due to a $113,000 decrease in cost of royalties associated with our InForm software product.  The increase in cost of services in the three months ended June 30, 2007 was due primarily to increases in employee-related and contractor expense of $1.2 million and $796,000, respectively, associated with a headcount increase of 30 people and the delivery of increased services revenues.  We also had expense increases for computer related expenses of $360,000, which includes hardware and software support agreements, computer accessories and equipment rentals for our training classes.  We also had expense increases in depreciation, facilities and telephone expense of $301,000, $216,000 and $96,000, respectively.  In addition, there were also increases in travel and stock-based compensation expense of $96,000 and $69,000, respectively.  Further expense increases of $290,000 related to an increase in the number of arrangements in the hosting phase.

Gross Margin

	Three Months Ended June 30,
	2006		2007		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$8,786	94%	$10,940	95%	$2,154	25%
Services	6,332	41	7,706	38	1,374	22
Total	$15,118	61%	$18,646	59%	$3,528	23%

The license gross margin percentage increased in the three months ended June 30, 2007 due to a decrease in royalty expense relating to our InForm software.  The services gross margin percentage decreased in the three months ended June 30, 2007, as our expense increase outpaced our revenues growth.  The overall gross margin decreased in the three months ended June 30, 2007 due to the decline in services gross margin.  It is likely that gross margin, as a percentage of revenues will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended June 30,
	2006		2007		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$5,184	21%	$5,775	18%	$591	11%
Research and development	3,860	16	4,922	16	1,062	28
General and administrative	4,448	18	4,787	15	339	8
Total	$13,492	55%	$15,484	49%	$1,992	15%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended June 30, 2007 primarily due to a $338,000 increase in commission expense due to an increase in revenues.  We also had increases in stock-based compensation expense in the amount of $105,000.  In addition, there was an increase in outside contractors and travel of $59,000 and $41,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended June 30, 2007 primarily due to employee-related expenses of $467,000 related to a headcount increase of 15 people.  We also experienced additional expenses related to outside contractors and stock-based compensation of $268,000 and $112,000, respectively.  In addition, depreciation expense increased $107,000, facilities expense grew by $49,000 and computer related, which includes hardware and software support agreements and computer accessories, increased by $42,000. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended June 30, 2007 primarily due to an increase in stock-based compensation expense of $320,000. In addition, employee-related expenses increased $201,000 related to a headcount increase of 3 people.  We also had expense increases in computer related and taxes and fees of $81,000 and $52,000, respectively.  Furthermore, recruiting expense increased by $46,000 and depreciation expense grew by $41,000.  These expense increases were partially offset by an overall decrease in professional fees of $331,000, which included an elimination of expense related to an acquisition opportunity that was evaluated during the three months ended June 30, 2006 and was not pursued.  We also had expense savings in outside contractors in the amount of $143,000.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$1,626	7%	$3,162	10%	$1,536	94%

Operating Income.   The increase in operating income in the three months ended June 30, 2007 was primarily due to an increase in gross margin and the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Three Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$679	3%	$1,532	5%	$853	126%
Other, net	—	—	4	—	4	NM
Total other income	$679	3%	$1,536	5%	$857	126%

Other Income (Expense).    The increase in interest income in the three months ended June 30, 2007 was primarily due to an increase in cash and cash equivalents available for investment, short-term investments and, an to a lesser extent, an increase in the yield on investment.

Provision for Income Taxes

	Three Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$417	2%	$370	1%	$(47)	(11)%

Provision for Income Taxes.    Our provision for taxes includes foreign and alternative minimum tax.  We have utilized available U.S. net operating loss (NOL) carryforwards to offset our primary federal obligations resulting in an effective tax rate of 18% and 8% in the three months ended June 30, 2006 and 2007, respectively.  In the three months ended June 30, 2007, we determined that it is more likely than not that we will realize additional amounts of our NOL carryforwards and therefore reduced the valuation allowance by $1.6 million.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $1.5 million and to goodwill of $71,000. We currently expect to realize recorded deferred tax assets as of June 30, 2007 of approximately $9.9 million.

In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. Based upon these projections, if it is determined that it is more likely than not that we would realize a portion of our deferred tax assets, we would recognize the benefit, through the release of the portion of the deferred tax asset valuation allowance, that we are reasonably confident will be utilized.

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 35% to 39%.

Overview of Results of Operations in the Six Months Ended June 30, 2006 and 2007

Total revenues increased by 27% or $13.3 million in the six months ended June, 2007 compared to the same period in 2006 due to an increase in service revenues of 31%.

Our gross margin increased by 26% or $7.5 million in the six months ended June 30, 2007 compared to the same period in 2006, primarily due to the increase in services revenues.

Operating income in the six months ended June 30, 2007 of $6.4 million increased 76% or $2.8 million compared to the same period in 2006.  The operating income in the six months ended June 30, 2006 and 2007 also included $1.0 million and $2.2 million of stock-based compensation expense, respectively.

The results in the six months ended June 30, 2007 were impacted by foreign exchange rate fluctuations, resulting in an approximately 3% increase in both revenues and expenses in the period.

Revenues

	Six Months Ended June 30,
	2006		2007		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$18,408	38%	$22,505	37%	$4,097	22%
Application hosting services	18,327	38	25,464	41	7,137	39
Consulting services	5,357	11	6,524	11	1,167	22
Customer support	6,246	13	7,125	11	879	14
Total	$48,338	100%	$61,618	100%	$13,280	27%

Total revenues increased in the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the six months ended June 30, 2007 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in license revenues was primarily the result of additional InForm revenues to both new and existing customers to a lesser extent growth in sales relating to our safety products .  The increase in consulting revenues was primarily attributable to additional InForm revenues which were related to both new and existing customers.  The increase in customer support revenues in the three months ended June 30, 2007 was due primarily to increases in InForm training and customer support revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Six Months Ended June 30,
	2006		2007		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$24,507	51%	$29,713	48%	$5,206	21%

United Kingdom	15,460	32	22,920	37	7,460	48
France	4,856	10	5,375	9	519	11
Asia Pacific	3,515	7	3,610	6	95	3
International subtotal	23,831	49	31,905	52	8,074	34
Total	$48,338	100%	$61,618	100%	$13,280	27%

The increase in revenues worldwide was due to the increase in application hosting services and license revenues associated with our InForm product. The increase in U.S. revenues is primarily related to an increase in InForm revenues across all of our categories, while the increase in international revenues is primarily the result of additional application hosting services revenues to both new and existing customers as well as an increase in InForm license revenues.

Costs of Revenues

	Six Months Ended June 30,
	2006		2007		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$1,303	7%	$1,134	5%	$(169)	(13)%
Services	17,902	60	23,886	61	5,984	33
Total	$19,205	40%	$25,020	41%	$5,815	30%

The costs of license revenues decreased in the six months ended June 30, 2007 primarily due to a $113,000 decrease in cost of royalties associated with our InForm software product.  The increase in cost of services in the six months ended June 30, 2007 was primarily due to increases in employee-related and contractor expenses of $2.5 million and $1.4 million, respectively, associated with delivering increased services revenues.  We also had expense increases for depreciation, facilities and computer related expenses of $368,000, $311,000 and $768,000, respectively.  Computer related expenses include hardware and software support agreements as well as computer accessories.  In addition, there were also increases in travel and recruiting expense of $205,000 and $193,000, respectively.  Further expense increases included telephone and stock-based compensation of  $170,000 and $135,000, respectively.

Gross Margin

	Six Months Ended June 30,
	2006		2007		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$17,105	93%	$21,371	95%	$4,266	25%
Services	12,028	40	15,227	39	3,199	27
Total	$29,133	60%	$36,598	59%	$7,465	26%

The license gross margin percentage increased in the six months ended June 30, 2007 due to a decrease in royalty expense relating to our InForm software.  The services gross margin percentage decreased slightly in the six months ended June 30, 2007, as our expense increase outpaced our revenues growth.  The overall gross margin decreased in the six months ended June 30, 2007 due to the decline in services gross margin.

Operating Expenses

	Six Months Ended June 30,
	2006		2007		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$9,421	20%	$11,222	18%	$1,801	19%
Research and development	7,484	15	9,554	16	2,070	28
General and administrative	8,587	18	9,425	15	838	10
Total	$25,492	53%	$30,201	49%	$4,709	18%

Sales and Marketing.    Sales and marketing expenses increased in the six months ended June 30, 2007 primarily due to a $937,000 increase in commission expense due to both an increase in revenues and an increase in the effective commission rate and a $149,000 increase in employee-related expenses related to a headcount increase of two people.  We also experienced increases in travel, stock-based compensation expense and outside contractor expense of $276,000, $161,000 and $77,000, respectively.  In addition, there was an increase in telephone and facilities expense of $58,000 and $51,000, respectively.

Research and Development.    Research and development expenses increased in the six months ended June 30, 2007 primarily due to employee-related expenses of $901,000 related to a headcount increase of 15 people.  In addition, outside contractors, stock-based compensation and depreciation expense increased $542,000, $208,000 and $189,000 respectively.  Further, there was an increase in facilities and telephone expense of $98,000 and $51,000, respectively.

General and Administrative.    General and administrative expenses increased in the six months ended June 30, 2007 primarily due to an increase in stock-based compensation expense of $678,000 and employee-related expenses of $393,000 related to a headcount increase of 3 people.  Further, computer related expenses, taxes and fees and depreciation expense increased $126,000, $83,000 and $88,000, respectively.  Additionally, we experienced expense increases in employee development, telephone and facilities in the amount of $59,000, $42,000 and $42,000, respectively.  These expense increases were partially offset by a decrease in professional fees of $674,000 which included an elimination of expense related to an acquisition opportunity that was evaluated in the six months ended June 30, 2006, and was not pursued and outside contractor expense of $122,000.

Operating Income

	Six Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$3,641	8%	$6,397	10%	$2,756	76%

Operating Income.   The increase in operating income in the three months ended June 30, 2007 was primarily due to the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Six Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$1,275	3%	$2,396	4%	$1,121	88%
Other, net	(64)	—	(62)	—	2	3
Total other income	$1,211	3%	$2,334	4%	$1,123	93%

Other Income (Expense).    The increase in interest income in the six months ended June 30, 2007 was primarily due to an increase in cash and cash equivalents available for short-term investments.

Provision for Income Taxes

	Six Months Ended June 30,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$878	2%	$922	2%	$44	5%

 Provision for Income Taxes.   Our provision for taxes includes foreign and alternative minimum tax.  We have utilized available U.S. net operating loss (NOL) carryforwards to offset our primary federal obligations resulting in an effective tax rate of 18% and 11% in the six months ended June 30, 2006 and 2007, respectively.  In the six months ended June 30, 2007, we determined that it is more likely than not that we will realize additional amounts of our NOL carryforwards and therefore reduced the valuation allowance by $2.8 million.  This benefit of the release in valuation allowance was realized through reductions to income tax expense of $2.6 million and to goodwill of $193,000.  We currently expect to realize recorded deferred tax assets as of June 30, 2007 of approximately $9.9 million.

In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. Based upon these projections, if it is determined that it is more likely than not that we would realize a portion of our deferred tax assets, we would recognize the benefit, through the release of the portion of the deferred tax asset valuation allowance, that we are reasonably confident will be utilized.

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 35% to 39%.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $69.6 million and $179.4 million at December 31, 2006 and June 30, 2007, respectively, and accounts receivable of $29.7 million and $26.0 million, respectively.

On May 29, 2007, we sold 5,500,000 shares of common stock at $15.00 per share in a public offering resulting in proceeds of $77.5 million after deducting underwriters’ discounts and offering related expenses. We also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11.7 million after deducting underwriters’ discounts.

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

Net cash provided by operating activities was $25.9 million in the six months ended June 30, 2007, which was greater than net income of $7.8 million. This difference is primarily due to $3.2 million of non-cash depreciation and amortization, $2.2 million of stock-based compensation, $3.0 million of non-cash income tax expense, a decrease in accounts receivable of $3.6 million, an increase in deferred revenues of $11.0 million, partially offset by decreases in deferred income tax of $2.6 million, increases in deferred costs of $1.4 million and increases in prepaid expense and other current assets of $561,000.

Net cash used by investing activities was $12.6 million in the six months ended June 30, 2007, which was primarily due to the purchase of short-term investments of $51.9 million and capital expenditures associated with the expansion of our hosting facility of $6.1 million partially offset by $45.4 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $90.1 million in the six months ended June 30, 2007, consisting of net proceeds from the issuance of common stock.  On May 29, 2007, we sold 5,500,000 shares of common stock at $15.00 per share in a public offering resulting in proceeds of $77.5 million after deducting underwriters’ discounts and offering related expenses. We also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11.7 million after deducting underwriters’ discounts.  Proceeds of $756,000 were received from the exercise of stock options.

At December 31, 2006 and June 30, 2007, we had a $500,000 outstanding letter of credit related to our facility.  The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets at December 31, 2006 and June 30, 2007 are located in the United States and in the United Kingdom.

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

Prior to August 2005, all borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets.  Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions.  In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property.  The amendment also removed or modified the financial covenants.  Effective March 31, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2006 and June 30, 2007, there were no amounts outstanding under the working capital line of credit.  At June 30, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.  At June 30, 2007, we were in compliance with all financial covenants.

At December 31, 2006, we had $76.1 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income of which approximately $18.6 million of net operating loss were acquired in the Clinsoft acquisition. These attributes may reduce our future cash tax liability.  Approximately $51.1 million of these net operating losses are subject to a full valuation allowance.  When realization of this deferred tax asset is more likely than not to occur, the benefit will result in a reduction of income tax expense of $13.1 million and a reduction to goodwill of $5.9 million.   In addition, we had approximately $3.3 million of net operating losses resulting from excess tax deductions related to stock-based compensation.  We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.  In addition, we had approximately $6.2 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income of which approximately $2.8 million were acquired in the Clinsoft acquisition and have an unlimited carryforward period.  The net operating loss and tax credit carryforward period extends through 2023 and 2026, respectively, and both are subject to review and possible adjustment by the taxing authorities.  Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  In addition, we also had $2.8 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income.  These foreign net operating loss carryforwards have an unlimited carryforward period.  We currently expect to realize recorded deferred tax assets as of June 30, 2007 of $9.9 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets.

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

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently analyzing the effect, if any, SFAS No. 159 will have on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections.  All statements, other than statements of historical facts, included in this Quarterly Report on From 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in this Quarterly Report on Form 10-Q, in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the six months ended June 30, 2006 and 2007, 49% and 52%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of June 30, 2007, we had $7.6 million, of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.  In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies.  As more fully described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations.  The terms of these contracts are for periods generally ranging from one to two months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 2006 and June 30, 2007.

Relative to foreign currency exposures existing at December 31, 2006 and June 30, 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments.  This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our December 31, 2006 and June 30, 2007 exposures against fluctuations in foreign currency exchange rates.  The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

As of June 30, 2006 and 2007 we entered into contracts to hedge approximately $2.5 million and $4.3 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $179.4 million at June 30, 2007.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2006 and June 30, 2007, there were no amounts outstanding under our working capital line of credit.  At June 30, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A.   Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  Except with respect to a change in our risk factor entitled “Our operating results may fluctuate and could cause the market price of our common stock to fall rapidly and without notice.” as set forth below, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•       the timing, size and integration success of potential future acquisitions;

•       an increased book tax rate upon the full utilization of U.S. net operating loss carryforwards;

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

A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls or operating expenses may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. Changes in our effective tax rate for financial reporting purposes, or book tax rate, will also impact our operating results. In 2006 we had an effective tax benefit of 2%. Our book tax rate depends, in part, on our ability to utilize our U.S. net operating loss carryforwards to offset tax obligations in future periods. The timing of the utilization of our net operating loss carryforwards is uncertain and some portion or all of these carryforwards may not be available to offset any future taxable income, in which case we could be subject to a significant increase in our book tax rate. Significant increases in our book tax rate could materially harm our operating results. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held May 2, 2007, our stockholders took the following actions:

Our stockholders elected Axel Bichara, Paul A. Bleicher, Richard D’Amore, James I. Cash, Jr., Gary E. Haroian, Dennis R. Shaughnessy, Dr. Eve E. Slater, and Robert K. Weiler as directors, each to serve for a one-year term and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The directors were elected by a plurality of the votes cast at the 2007 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

Axel Bichara	32,794,288	160,206
Paul A. Bleicher	32,739,212	215,282
Richard D’Amore	32,775,320	179,174
James I. Cash, Jr.	32,692,369	262,125
Gary E. Haroian	30,887,672	2,066,822
Dennis R. Shaughnessy	32,831,042	123,453
Eve E. Slater	32,831,542	122,952
Robert K. Weiler	32,826,756	127,738

No other persons were nominated, nor received votes, for election as a director at the 2007 annual meeting. On March 27, 2007, Dr. Slater advised us that, as a result of her decision to accept a management position at a large pharmaceutical company which required that she relinquish all of her directorships, she intended to resign as a director.  Dr. Slater’s resignation, which took effect on August 1, 2007, was not in connection with any known disagreement with us on any matter relating to our operations, policies or practices.

Our stockholders approved the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The votes cast at the 2007 annual meeting were as follows: 32,869,513 shares voted for, 80,250 shares voted against and 4,731 shares abstained from voting.

At the annual meeting, our stockholders approved an amendment to our amended and restated 2004 Stock Option and Incentive Plan to increase to 3,981,505 the number of shares available for issuance thereunder, an increase of 481,505 shares. The increase is equal to the number of shares that were available for issuance under the Company’s two other stock plans (the Phase Forward Incorporated 1997 Stock Option Plan and the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan) at the date of the amendment.  As part of the amendment, the Company decided that it will no longer issue any further shares under these two other plans.  The votes cast at the 2007 annual meeting were as follows: 18,664,530 shares voted for, 11,749,093 shares voted against and 26,867 shares abstained from voting. There were 2,514,004 broker non-votes.

Item 5.   Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President, Human Resources, Victor P. Becker; our Senior Vice President and General Counsel, D. Ari Buchler; our Vice President of Worldwide Sales, Stephen J. Powell; our President and Chief Executive Officer, Robert K. Weiler; and our Senior Vice President and Chief Financial Officer, Rodger Weismann have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6.   Exhibits.

Exhibit
No.	Description
1.1	Underwriting Agreement dated May 22, 2007 (Incorporated by reference herein to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2007).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 7, 2007

EXHIBIT INDEX

Exhibit
No.	Description
1.1	Underwriting Agreement dated May 22, 2007 (Incorporated by reference herein to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2007).
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.