Form 10-Q
period 2007-09-30
PHASE FORWARD INC
filed 2007-11-08
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☐   No   ☒

As of October 31, 2007, the registrant had 42,293,282 shares of Common Stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2007
Table of Contents

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets

(unaudited)
(in thousands, except per share amounts)

	As of December 31,	As of September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$42,169	$157,134
Short-term investments	27,466	29,832
Accounts receivable, net of allowance of $384 and $426 in 2006 and 2007, respectively	29,652	27,990
Deferred set up costs, current portion	1,649	2,201
Prepaid commissions and royalties, current portion	3,570	4,865
Prepaid expenses and other current assets	2,972	3,691
Deferred income taxes	5,158	5,150
Total current assets	112,636	230,863
Property and equipment, net	8,561	12,023
Deferred set up costs, net of current portion	1,000	1,263
Prepaid commissions and royalties, net of current portion	2,670	3,205
Intangible assets, net of accumulated amortization of $1,176 and $1,814 in 2006 and 2007, respectively	2,724	2,086
Goodwill	27,820	27,268
Deferred income taxes	4,988	4,569
Other assets	252	259
Total assets	$160,651	$281,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,893	$2,497
Accrued expenses	14,183	18,070
Accrued earn-out	3,500	3,500
Deferred revenues, current portion	47,128	56,731
Deferred rent, current portion	352	417
Total current liabilities	68,056	81,215

Deferred revenues, net of current portion	3,527	3,273
Deferred rent, net of current portion	596	70
Other long-term liabilities	451	—
Total liabilities	72,630	84,558

Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—35,529 and 42,319 shares in 2006 and 2007, respectively	355	423
Additional paid-in capital	176,545	271,179
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive (loss) income	(72)	656
Accumulated deficit	(88,696)	(75,169)
Total stockholders’ equity	88,021	196,978
Total liabilities and stockholders’ equity	$160,651	$281,536

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Income

(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
License	$11,225	$12,924	$29,633	$35,429
Service	16,824	21,952	46,754	61,065

Total revenues	28,049	34,876	76,387	96,494
Costs of revenues:
License	717	552	2,020	1,686
Service(1)	10,079	13,561	27,981	37,447

Total cost of revenues	10,796	14,113	30,001	39,133
Gross margin:
License	10,508	12,372	27,613	33,743
Service	6,745	8,391	18,773	23,618

Total gross margin	17,253	20,763	46,386	57,361

Operating expenses:
Sales and marketing(1)	5,377	6,509	14,798	17,731
Research and development(1)	4,538	5,066	12,022	14,620
General and administrative(1)	4,551	5,084	13,138	14,509
Total operating expenses	14,466	16,659	39,958	46,860
Income from operations	2,787	4,104	6,428	10,501
Other income (expense):
Interest income	735	2,362	2,010	4,758
Other, net	14	(91)	(50)	(153)
Total other income	749	2,271	1,960	4,605
Income before provision for income taxes	3,536	6,375	8,388	15,106
Provision for income taxes	642	657	1,520	1,579

Net income	$2,894	$5,718	$6,868	$13,527

Net income per share applicable to common stockholders:
Basic	$0.08	$0.14	$0.20	$0.36

Diluted	$0.08	$0.13	$0.19	$0.34

Weighted average number of common shares used in net income per share calculations:
Basic	35,147	41,238	34,386	37,643
Diluted	36,620	43,397	35,921	39,659

(1)             Amounts include stock-based compensation expense, as  follows:

Costs of service revenues	$68	$102	$161	$330
Sales and marketing	143	201	351	570
Research and development	121	181	248	516
General and administrative	644	652	1,231	1,917

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2007
Operating activities
Net income	$6,868	$13,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,809	4,930
Stock-based compensation	1,991	3,333
Loss on disposal of fixed assets	51	—
Foreign currency exchange loss	45	160
Provision for allowance for doubtful accounts	79	75
Deferred income taxes	(206)	(4,554)
Tax benefit related to exercise of stock options	(1,027)	—
Non-cash income tax expense	1,329	5,410
Amortization of premiums or discounts on short-term investments	39	57
Changes in assets and liabilities:
Accounts receivable	2,361	2,012
Deferred costs	(512)	(2,498)
Prepaid expenses and other current assets	(398)	(658)
Accounts payable	(225)	(437)
Accrued expenses	451	3,337
Accrued litigation settlement	(8,500)	—
Deferred revenues	1,687	9,359
Deferred rent	(472)	(452)

Net cash provided by operating activities	7,370	33,601

Investing activities
Proceeds from maturities of short-term investments	29,163	60,172
Purchase of short-term investments	(44,186)	(62,594)
Purchase of property and equipment	(3,502)	(7,707)
(Increase) decrease in other assets	(32)	1
Payment on earn-out under acquisition	(2,000)	—

Net cash used in investing activities	(20,557)	(10,128)

Financing activities
Proceeds from issuance of common stock	2,332	91,369
Tax benefit related to exercise of options	1,027	—

Net cash provided by financing activities	3,359	91,369

Effect of exchange rate changes on cash and cash equivalents	(174)	123

Net change in cash and cash equivalents	(10,002)	114,965
Cash and cash equivalents at beginning of period	51,779	42,169

Cash and cash equivalents at end of period	41,777	157,134
Short-term investments at end of period	23,791	29,832
Total cash, cash equivalents and short-term investments at end of period	$65,568	$186,966

Non-cash investing activities
Accrued earn-out in connection with acquisition of Lincoln Technologies, Inc.	$3,500	$—

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements

(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2006 and 2007 and its cash flows for the nine months ended September 30, 2006 and 2007. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007.

As of September 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed except for the adoption of Financial Accounting Standards Board Interpretation (FASB) No. (FIN) 48, Accounting for Uncertainty in Income Taxes. See Note 17 for additional information regarding the Company’s adoption of FIN 48.

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

The components of revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
License	$11,225	$12,924	$29,633	$35,429
Application hosting services	10,883	14,906	29,210	40,370
Consulting services	3,048	3,475	8,405	9,999
Customer support	2,893	3,571	9,139	10,696

Total	$28,049	$34,876	$76,387	$96,494

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

The Company’s software license revenues are earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces, running test data and documentation of procedures.

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

One customer, GlaxoSmithKline, accounted for approximately 18% and 15% of the Company’s total revenues in the three months ended September 30, 2006 and 2007, and 17% and 16% of the Company’s total revenues in the nine months ended September 30, 2006 and 2007, respectively. The same customer accounted for $2,638 and $2,114, or 9% and 8%, of accounts receivable outstanding as of December 31, 2006 and September 30, 2007, respectively.

The Company deferred $483 and $976 of set up costs and amortized $489 and $670 of set up costs in the three months ended September 30, 2006 and 2007, respectively, and deferred $2,085 and $2,650 of set up costs and amortized $1,517 and $1,835 of set up costs in the nine months ended September 30, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $140 and $229 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended September 30, 2006 and 2007, respectively, and included $461 and $526 of out-of-pocket expenses in service revenues and cost of service revenues in the nine months ended September 30, 2006 and 2007, respectively.

3.              Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $1,122 and $3,233 of commissions and amortized to sales and marketing expense $804 and $2,306 in the three months ended September 30, 2006 and 2007, respectively, and deferred $3,998 and $6,859 of commissions and amortized to sales and marketing expense $3,428 and $5,211 in the nine months ended September 30, 2006 and 2007, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $99 and $526 of royalties and amortized to cost of revenues $694 and $617 in the three months ended September 30, 2006 and 2007, respectively, and deferred $1,834 and $2,066 of royalties and amortized to cost of revenues $2,337 and $1,884 in the nine months ended September 30, 2006 and 2007, respectively.

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

The aggregate purchase price was $16,667. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000, respectively. The defined 2005 financial targets were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the security holders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, the Company agreed to pay the security holders of Lincoln an aggregate of $3,500 in cash on December 26, 2007 in satisfaction of the Company’s remaining payment obligations under the acquisition agreement. The $3,500 was accrued as of December 31, 2006 and September 30, 2007. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,894	$5,718	$6,868	$13,527

Denominator:
Weighted-average common shares outstanding	36,085,013	42,173,033	34,789,198	38,580,618
Less weighted-average unvested restricted common shares outstanding	(938,275)	(934,561)	(403,494)	(937,702)
Basic weighted-average common shares outstanding	35,146,738	41,238,472	34,385,704	37,642,916
Dilutive effect of common stock options	1,473,252	1,702,967	1,535,732	1,671,410
Dilutive effect of unvested restricted common stock awards and units	—	455,142	—	344,514
Diluted weighted-average common shares outstanding	36,619,990	43,396,581	35,921,436	39,658,840

Net income per share applicable to common stockholders:
Basic	$0.08	$0.14	$0.20	$0.36

Diluted	$0.08	$0.13	$0.19	$0.34

In the three months ended September 30, 2006 and 2007, diluted weighted-average common shares outstanding do not include options outstanding to purchase 119,478 and 0 common equivalent shares, respectively, as their effect would have been anti-dilutive.

In the nine months ended September 30, 2006 and 2007, diluted weighted-average common shares outstanding do not include options outstanding to purchase 115,075 and 3,734 common equivalent shares, respectively, as their effect would have been anti-dilutive.

7.              Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Japan and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange in the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency gains (losses) of $16 and ($98) in the three months ended September 30, 2006 and 2007, respectively, and ($45) and ($160) in the nine months ended September 30, 2006 and 2007, respectively. Such gains (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of income.

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

Cash, cash equivalents and short-term investments as of December 31, 2006 and September 30, 2007 consist of the following:

		As of December 31, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$15,558	$15,558
Certificate of deposit	78 days	1,950	1,950
Money market funds	Demand	24,661	24,661

Total cash and cash equivalents		$42,169	$42,169

Auction rate securities	31.4 years	$3,200	$3,200
Certificate of deposit	195 days	2,550	2,549
U.S. agency notes	297 days	7,952	7,952
Corporate bonds	280 days	13,764	13,760

Total short-term investments		$27,466	$27,461

		As of September 30, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$13,300	$13,300
Certificates of deposit	82 days	2,000	2,000
Money market funds	Demand	141,834	141,834

Total cash and cash equivalents		$157,134	$157,134

Auction rate securities	30 years	$13,375	$13,375
Certificate of deposit	97 days	750	750
U.S. agency notes	336 days	2,000	2,001
Corporate bonds	288 days	13,707	13,704

Total short-term investments		29,832	29,830

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

In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the “2004 Plan”) which became effective upon the closing of the Company’s initial public offering. The Company had reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Plan. Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant. Of these February 2005 option grants, 197,000 options have since vested due to the achievement of milestones, 37,500 options were forfeited, and 184,500 remain unvested. Generally, the remainder of equity awards granted were service-based and vest over a period of four years from the date of grant. On May 3, 2006, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1,500,000 shares to 3,500,000 shares. In 2006, the Company issued 1,113,175 unvested restricted stock awards and restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. A total of 400,000 unvested restricted stock awards were granted to the Company’s Chief Executive Officer and vest 25% in three years; 50% in four years and 100% in five years.

On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan by 481,505 shares, bringing total shares authorized for issuance under the 2004 Plan to 3,981,505. The increase is equal to the number of shares that were available for issuance under the Company’s two other stock plans (the Phase Forward Incorporated 1997 Stock Option Plan and the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan) at the date of the amendment. As part of that amendment, the Company decided that it will no longer issue any further shares under its two other plans. As of September 30, 2007, the Company had 1,290,098 shares available for grant under the 2004 Plan.

In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the “1997 Plan”). On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan. As part of that amendment, the Company decided that it will no longer issue any further shares under the 1997 Plan. Prior to the May 2, 2007 amendment to the 2004 Plan, under the 1997 Plan, the Board of Directors could grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option was determined by the Board of Directors. Incentive stock options could not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. There were no shares available for future issuance under the 1997 Plan at September 30, 2007.

In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the “2003 NED Plan”). On May 2, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan. As part of that amendment, the Company decided that it will no longer issue any further shares under the 2003 NED Plan. The Company reserved for issuance an aggregate of 362,000 shares of common stock under the 2003 NED Plan. Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company could grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company’s Board of Directors to purchase 100,000 shares of common stock. On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options. The exercise price of the options could not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. There were no shares available for future issuance under the 2003 Plan at September 30, 2007.

Stock Option Activity

A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of September 30, 2007, and changes in the nine months ended September 30, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2006	3,440,789	$4.84	6.75	$34,890
Granted	—	—
Exercised	(462,668)	4.42		$7,213
Canceled	(40,866)	7.24

Outstanding as of September 30, 2007	2,937,255	$4.87	6.03	$44,470

Exercisable as of September 30, 2007	2,287,320	$4.28	5.63	$35,980

Vested or expected to vest as of September 30, 2007(1)	2,775,670	$4.75	5.95	$42,357

(1)             The vested or expected to vest options at September 30, 2007 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)             The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value per share of the Company’s common stock on September 30, 2007 of $20.01 or the date of exercise, as appropriate, and the exercise price of the underlying options.

A summary of the status of the Company’s unvested stock options and changes in the nine months ended September 30, 2007, is as follows:

	Shares	Weighted Average Exercise Price Per Share
Unvested as of December 31, 2006	1,017,842	$6.75
Granted	—	—
Vested	(327,041)	6.21
Forfeited	(40,866)	7.24

Unvested as of September 30, 2007	649,935	$6.99

The following table summarizes information regarding the Company’s stock options outstanding and exercisable as of September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$0.10 — 0.60	21,834	0.64	$0.13	21,834	$0.13
0.61 — 1.20	11,850	2.06	1.00	11,850	1.00
1.21 — 3.00	1,457,638	4.90	3.00	1,451,137	3.00
3.01 — 4.80	141,108	6.33	4.50	106,043	4.50
4.81 — 5.40	26,350	2.48	5.00	26,350	5.00
5.41 — 6.00	23,140	6.49	6.00	9,881	6.00
6.01 — 7.80	947,455	7.36	6.71	509,309	6.78
7.81 — 9.00	212,880	7.92	7.85	105,916	7.84
9.01 — 10.29	95,000	8.15	10.29	45,000	10.29

	2,937,255	6.03	$4.87	2,287,320	$4.28

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards in the nine months ended September 30, 2007, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2006	1,081,925	$12.43	3.75	$21,649
Awarded	234,000	13.59
Exercised	—	—
Canceled	(16,525)	12.88

Outstanding as of September 30, 2007	1,299,400	$12.63	3.07	$26,001

Expected to be free of restrictions (1)	950,058	$12.63	3.07	$19,011

(1)             The expected to be free of restrictions at September 30, 2007 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)             The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on September 30, 2007 of $20.01.

A summary of the status of the Company’s unvested restricted stock awards and units and changes in the nine months ended September 30, 2007, is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2006	1,081,925	$12.43
Granted	234,000	13.59
Vested	—	—
Forfeited	(16,525)	12.88

Unvested as of September 30, 2007	1,299,400	$12.63

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

Stock-Based Compensation Accounting Policy

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the Company’s financial results for prior periods. Stock-based compensation expense in the three months ended September 30, 2006 and 2007 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. In accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of September 30, 2007, the Company had $29 of deferred stock-based compensation remaining to be amortized which is expected to be amortized during the remainder of 2007. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

For options accounted for under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted in the three and nine months ended September 30, 2007 or in the three months ended September 30, 2006. In the nine months ended September 30, 2006, the weighted-average assumptions used to determine the estimated fair value for grants were as follows:

Nine Months Ended September 30, 2006
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

In the three months ended September 30, 2006 and 2007, the Company recorded $976 and $1,136 of aggregate stock-based compensation expense, respectively, of which $813 and $1,107, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $163 and $29, in the three months ended September 30, 2006 and 2007, respectively. In the nine months ended September 30, 2006 and 2007, the Company recorded $1,991 and $3,333 of aggregate stock-based compensation expense, respectively, of which $1,617 and $3,226, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $374 and $107 in the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, there was $11,479 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.96 years.

Stock-based compensation expense is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cost of service revenues	$68	$102	$161	$330
Sales and marketing	143	201	351	570
Research and development	121	181	248	516
General and administrative	644	652	1,231	1,917

Total	$976	$1,136	$1,991	$3,333

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

A rollforward of the net carrying amount of goodwill is as follows:

Amount

Balance as of December 31, 2006	$27,820
Release of valuation allowance related to acquired net operating losses	(430)
Decrease associated with the acquisition of Lincoln	(122)

Balance as of September 30, 2007	$27,268

The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill. In the nine months ended September 30, 2007, the Company determined that it is more likely than not that the Company will realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $4,873. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,443 and to goodwill of $430.

Intangible assets, all of which relate to the acquisition of Lincoln, consist of the following:

		As of December 31, 2006		As of September 30, 2007
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$487	$1,800	$757
Customer relationships	5 years	1,600	432	1,600	673
Non-compete agreements	2 years	300	203	300	300
Tradename	5 years	200	54	200	84

Total		$3,900	$1,176	$3,900	$1,814

Amortization expense related to intangible assets in the three months ended September 30, 2006 and 2007 was $217 and 202, respectively, and $653 and $637 in the nine months ended September 30, 2006 and 2007, respectively.

The estimated remaining amortization expense for each of the four succeeding years is as follows:

Year Ended December 31,	Amount
2007 (1)	$180
2008	720
2009	720
2010	466

Total	$2,086

(1)             This amount reflects amortization expense that the Company anticipates recognizing from October 1, 2007 through December 31, 2007.

11.       Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of September 30,
	2006	2007
Accrued payroll and related benefits	$8,338	$10,409
Accrued other expenses	3,720	5,075
Accrued royalties	1,553	1,705
Accrued income taxes	572	881

Total	$14,183	$18,070

12.       Debt

Prior to August 2005, all borrowings under the Company’s $5,000 working capital line of credit were secured by substantially all assets of the Company. Under a related negative pledge agreement, the Company was generally prohibited from pledging its intellectual property to others, subject to certain exceptions. In August 2005, the working capital line of credit was amended to eliminate the security interest in the Company’s assets and the negative pledge on the Company’s intellectual property. The amendment also removed or modified the financial covenants. Effective March 31, 2006, the working capital line of credit was reduced from $5,000 to $2,000. As of December 31, 2006 and September 30, 2007, there were no amounts outstanding under the working capital line of credit. At September 30, 2007, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company’s leased facility. At September 30, 2007, the Company was in compliance with all financial covenants.

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

14.       Stockholders’ Equity

In the nine months ended September 30, 2007, the Company issued 462,668 shares of common stock in connection with the exercise of stock options resulting in proceeds of $2,047, and 11,042 shares of common stock under the 2004 ESPP resulting in proceeds of $172.

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

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$2,894	$5,718	$6,868	$13,527
Cumulative translation adjustment	(2)	482	429	728

Comprehensive income	$2,892	$6,200	$7,297	$14,255

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2006 and September 30, 2007:

		As of December 31, 2006		As of September 30, 2007
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$11,752	500	$1,022
Euro	Sale	2,000	2,639	—	—
Japanese yen	Sale	59,000	496	21,000	184
			$14,887		$1,206

The forward foreign exchange contracts are short-term and mature within 35 days of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and September 30, 2007, the forward foreign exchange contracts rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency gains (losses), net of hedging, were $16 and ($98) in the three months ended September 30, 2006 and 2007, respectively, and ($45) and ($160) in the nine months ended September 30, 2006 and 2007, respectively. The Company settles forward foreign exchange contacts in cash.

17.                               Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, Accounting for Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and September 30, 2007, the Company had $388 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. At the adoption date of January 1, 2007, the Company had $107 of accrued interest and penalties related to uncertain tax provisions. As of September 30, 2007, the Company had $118 of accrued interest and penalties related to uncertain tax positions.

The tax years 2004 through 2006 remain open to examination by federal and state tax jurisdictions.

The Company has various foreign subsidiaries for which tax years 2000 through 2006 remain open to examination in certain foreign tax jurisdictions.

The Company’s provision for taxes includes foreign and alternative minimum tax. The Company has utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 18% and 10% in the three and nine months ended September 30, 2006 and 2007, respectively. In the nine months ended September 30, 2007, the Company determined that it is more likely than not that it will realize an additional portion of deferred tax assets and therefore reduced the valuation allowance by $4,873. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,443 and to goodwill of $430. The Company currently expects to realize recorded deferred tax assets as of September 30, 2007 of $9,719. The Company’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income to realize recorded tax assets. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Federal statutory rate	34%	34%	34%	34%
State tax	3	3	3	3
Alternative minimum tax	1	2	1	2
Stock-based compensation expense	7	1	7	1
Other	1	—	1	—
Decrease in valuation allowance	(28)	(30)	(28)	(30)

Effective tax rate	18%	10%	18%	10%

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

19.       Subsequent Events

On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. (“GML”), a process automation software company that provides targeted solutions for the life sciences industry, including LabPas CT automation software for Phase I clinical trials.  The acquired technology and products of GML provide the Company with a solution targeted for Phase I clinical trials. The aggregate purchase price was $5,250 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Phase Forward Incorporated should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the Securities and Exchange Commission (the “SEC”).

Overview

We are a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial data management and safety evaluation and monitoring activities.

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

Lincoln Technologies, Inc.

On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (“Lincoln”), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. Lincoln’s products consisted of WebVDME, CTSD and WebSDM. The aggregate purchase price was approximately $16.7 million. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million, respectively. The defined 2005 financial targets were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the security holders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, we agreed to pay the security holders of Lincoln an aggregate of $3.5 million in cash on December 26, 2007 in satisfaction of our remaining payment obligations under the acquisition agreement. The $3.5 million was accrued as of September 30, 2006. The acquisition of Lincoln was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

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

One customer, GlaxoSmithKline, accounted for approximately 18% and 15% of our total revenues in the three months ended September 30, 2006 and 2007, respectively, and 17% and 16% of our total revenues in the nine months ended September 30, 2006 and 2007 respectively. The same customer accounted for $2.6 million and $2.1 million, or 9% and 8%, of accounts receivable outstanding as of December 31, 2006 and September 30, 2007, respectively. Our top 20 customers accounted for approximately 73% and 69% of our total revenues, net of reimburseable out-of-pocket expenses in the three months ended September 30, 2006 and 2007, respectively, and 69% and 68% of our total revenues, net of reimburseable out-of-pocket expenses in the nine months ended September 30, 2006 and 2007, respectively.

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

General and Administrative.   General and administrative expenses consist primarily of employee-related expenses, professional fees, such as expenses for accounting, compliance with the Sarbanes-Oxley Act of 2002, and legal services, including litigation, information technology and other corporate expenses and allocated overhead. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Stock-Based Compensation Expenses.   Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense consists of the fair value of outstanding stock options and restricted stock awards and is recognized over the respective stock option and award service periods. It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company. In the years 2004, 2005 and 2006, we recorded $2.1 million, $607,000 and $3.0 million of aggregate stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended September 30, 2006 and 2007, approximately 48% of our revenues were generated in locations outside the United States. In the nine months ended September 30, 2006 and 2007, approximately 49% and 50%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We deferred $483,000 and $976,000 of set up costs and amortized $489,000 and $670,000 in the three months ended September 30, 2006 and 2007, respectively, and deferred $2.1 million and $2.7 million of set up costs and amortized $1.5 million and $1.8 million in the nine months ended September 30, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.   For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. We deferred $1.1 million and $3.2 million of commissions and amortized to sales and marketing expense $804,000 and $2.3 million of commissions in the three months ended September 30, 2006 and 2007, respectively, and deferred $4.0 million and $6.9 million of commissions and amortized to sales and marketing expense $3.4 million and $5.2 million of commissions in the nine months ended September 30, 2006 and 2007, respectively. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. We deferred $99,000 and $526,000 of royalties and amortized to cost of revenues $694,000 and $617,000 of royalties in the three months ended September 30, 2006 and 2007, respectively, and deferred $1.8 million and $2.1 million of royalties and amortized to cost of revenues $2.3 million and $1.9 million of royalties in the nine months ended September 30, 2006 and 2007, respectively.

Accounts Receivable Reserves.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $384,000 and $426,000 as of December 31, 2006 and September 30, 2007, respectively.

Accounting for Income Taxes.   In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. Based upon these projections, if it is determined that it is more likely than not that we would realize a portion of our deferred tax assets, we would recognize the benefit, through the release of the portion of the deferred tax asset valuation allowance, that we are reasonably confident will be utilized. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million for the realization of acquired net operating loss carryforwards in the Clinsoft acquisition. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000. Also in 2006, we utilized $3.2 million of our deferred tax assets to offset 2006 taxable income. In the nine months ended September 30, 2007, we determined that it is more likely than not that we will realize an additional portion of deferred tax assets and therefore reduced the valuation allowance by $4.9 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.4 million and to goodwill of $430,000.

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 37% to 39%.

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

Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During 2003 and 2004, in accordance with APB Opinion No. 25, we recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of September 30, 2007, we had $29,000 of deferred stock-based compensation remaining to be amortized which we expect to be amortized in the remainder of 2007.

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

In the three and nine months ended September 30, 2007, we recorded $1.1 million and $3.3 million of aggregate stock-based compensation expense, of which $1.1 million and $3.2 million were a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $29,000 and $107,000, in the three and nine months ended September 30, 2007, respectively. In the three months ended September 30, 2007, stock-based compensation expense included $102,000 in cost of revenues, $181,000 in research and development, $201,000 in sales and marketing and $652,000 in general and administrative expense. In the nine months ended September 30, 2007, stock-based compensation expense included $330,000 in cost of revenues, $516,000 in research and development, $570,000 in sales and marketing and $1.9 million in general and administrative expense. In the three months ended September 30, 2006 and 2007, stock-based compensation expense reduced basic and diluted earnings per share by $0.03. In the nine months ended September 30, 2006 and 2007, stock-based compensation expense reduced diluted earnings per share by $0.07 and $0.09, respectively. As of September 30, 2007, we had $11.5 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.96 years.

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

Overview of Results of Operations in the Three Months Ended September 30, 2006 and 2007

Total revenues increased by 24% or $6.8 million in the three months ended September 30, 2007 compared to the same period in 2006 due to an increase in both service and license revenues.

Our gross margin increased by 20% or $3.5 million in the three months ended September 30, 2007 compared to the same period in 2006, primarily due to the increase in services and license revenues.

Operating income in the three months ended September 30, 2007 of $4.1 million increased 47% or $1.3 million compared to the same period in 2006. The operating income in the three months ended September 30, 2006 and 2007 also included $976,000 and $1.1 million of stock-based compensation expense, respectively.

The results in the three months ended September 30, 2007 were impacted by foreign exchange rate fluctuations, resulting in an approximately 3% increase in revenues and a 2% increase in expenses in the period.

As of September 30, 2007, we had $187.0 million of cash, cash equivalents and short-term investments, an increase of $117.4 million from $69.6 million at December 31, 2006. The increase was primarily due to net proceeds of approximately $89.2 million, after deducting underwriters’ discounts, from our sale of 5,500,000 shares of common stock in an underwritten public offering on May 29, 2007 and an additional 825,000 shares pursuant to the exercise in full of the underwriters’ over allotment option on June 1, 2007, each at $15.00 per share. As of September 30, 2007, we had no outstanding debt.

Revenues

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Revenues	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
License	$11,225	40%	$12,924	37%	$1,699	15%
Application hosting services	10,883	39	14,906	43	4,023	37
Consulting services	3,048	11	3,475	10	427	14
Customer support	2,893	10	3,571	10	678	23
Total	$28,049	100%	$34,876	100%	$6,827	24%

Total revenues increased in the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues. The increase in revenues associated with our application hosting services was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers. The increase in license revenues was primarily the result of additional InForm revenues from new and existing customers and, to a lesser extent, growth in sales relating to our safety products. The increase in consulting revenues was primarily attributable to additional revenues which were related to our WebVDME, CTSD, and Clintrace products. The increase in customer support revenues in the three months ended September 30, 2007 was due primarily to increases in InForm customer support and training revenues. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
United States	$14,586	52%	$18,126	52%	$3,540	24%

United Kingdom	9,316	33	11,329	32	2,013	22
France/Belgium	2,577	9	3,595	10	1,018	40
Asia Pacific	1,570	6	1,826	6	256	16
International subtotal	13,463	48	16,750	48	3,287	24
Total	$28,049	100%	$34,876	100%	$6,827	24%

The increase in revenues worldwide was due to the increase in application hosting services and license revenues primarily associated with our InForm product. The increase in both U.S. and international revenues is primarily related to an increase in application hosting services and InForm license revenues from both new and existing customers.

Cost of Revenues

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage
		of Related		of Related	Change
Costs of Revenues	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$717	6%	$552	4%	$(165)	(23)%
Services	10,079	60	13,561	62	3,482	35
Total	$10,796	38%	$14,113	40%	$3,317	31%

The cost of license revenues decreased in the three months ended September 30, 2007 primarily due to a $183,000 decrease in cost of royalties associated with our InForm software product. The increase in cost of services in the three months ended September 30, 2007 was due primarily to increases in employee-related and contractor expenses of $1.5 million and $1.1 million, respectively, associated with a headcount increase of 40 people and the delivery of increased services revenues. We also had increases in depreciation, telephone and travel expense of $403,000, $126,000 and $124,000, respectively. In addition, there were increases in facilities expense and computer related expenses of $113,000 and $183,000, respectively, which includes hardware and software support agreements, computer accessories and equipment rentals for our training classes. These expense increases were partially offset by an increased benefit of labor capitalization (net of amortization) of $312,000 associated with work required for the trial build or set up phase for application hosting service arrangements, due to an increase in trials in the set up phase.

Gross Margin

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage
		of Related		of Related	Change
Gross Margin	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$10,508	94%	$12,372	96%	$1,864	18%
Services	6,745	40	8,391	38	1,646	24
Total	$17,253	62%	$20,763	60%	$3,510	20%

The license gross margin percentage increased in the three months ended September 30, 2007 due to a decrease in royalty expense relating to our InForm software. The services gross margin percentage decreased in the three months ended September 30, 2007, as our expense increase outpaced our revenues growth. The overall gross margin percentage decreased in the three months ended September 30, 2007 due to the decline in license revenues as a percentage of total revenues and the decrease in services gross margin. It is likely that gross margin, as a percentage of revenues will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects. For example, when services are performed on a time and material basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period, while the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Sales and marketing	$5,377	19%	$6,509	19%	$1,132	21%
Research and development	4,538	16	5,066	14	528	12
General and administrative	4,551	16	5,084	15	533	12
Total	$14,466	51%	$16,659	48%	$2,193	15%

Sales and Marketing.   Sales and marketing expenses increased in the three months ended September 30, 2007 primarily due to a $905,000 increase in commission expense due to an increase in orders and revenues. We also experienced additional employee-related expenses in the amount of $194,000. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.   Research and development expenses increased in the three months ended September 30, 2007 primarily due to employee-related expenses of $417,000. We also experienced additional expenses related to outside contractors, depreciation expense and stock-based compensation of $133,000, $73,000 and $61,000, respectively. These expense increases were partially offset by a reduction in recruiting expenses in the amount of $183,000. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.   General and administrative expenses increased in the three months ended September 30, 2007 primarily due to an increase in employee-related expenses of $190,000 related to a headcount increase of 4 people. In addition, outside contractor expense and  taxes and fees increased by $128,000 and $32,000, respectively. We also had increases in employee development, depreciation and computer related expense of $63,000, $36,000 and $33,000, respectively. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Operating income	$2,787	10%	$4,104	12%	$1,317	47%

Operating Income.  The increase in operating income in the three months ended September 30, 2007 was primarily due to an increase in gross margin and the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$735	3%	$2,362	7%	$1,627	221%
Other, net	14	—	(91)	—	(105)	NM
Total other income	$749	3%	$2,271	7%	$1,522	203%

Other Income (Expense).   The increase in interest income in the three months ended September 30, 2007 was primarily due to an increase in the amount of cash, cash equivalents and short-term investments which were interest bearing.

Provision for Income Taxes

	Three Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$642	2%	$657	2%	$15	2%

Provision for Income Taxes.   Our provision for taxes includes foreign and alternative minimum tax. We have utilized available U.S. net operating loss (NOL) carryforwards to offset our primary federal obligations resulting in an effective tax rate of 18% and 10% in the three months ended September 30, 2006 and 2007, respectively. In the three months ended September 30, 2007, we determined that it is more likely than not that we will realize additional amounts of our NOL carryforwards and therefore reduced the valuation allowance by $2.1 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $1.9 million and to goodwill of $237,000. We currently expect to realize recorded deferred tax assets as of September 30, 2007 of approximately $9.7 million.

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

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 37% to 39%.

Overview of Results of Operations in the Nine Months Ended September 30, 2006 and 2007

Total revenues increased by 26% or $20.1 million in the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in both service and license revenues.

Our gross margin increased by 24% or $11.0 million in the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to the increase in services revenues and the combination of additional license revenues that generate a higher gross margin.

Operating income in the nine months ended September 30, 2007 of $10.5 million increased 63% or $4.1 million compared to the same period in 2006. The operating income in the nine months ended September 30, 2006 and 2007 also included $2.0 million and $3.3 million of stock-based compensation expense, respectively.

The results in the nine months ended September 30, 2007 were impacted by foreign exchange rate fluctuations, resulting in an approximately 3% increase in revenues and expenses in the period.

Revenues

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Revenues	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
License	$29,633	39%	$35,429	37%	$5,796	20%
Application hosting services	29,210	38	40,370	42	11,160	38
Consulting services	8,405	11	9,999	10	1,594	19
Customer support	9,139	12	10,696	11	1,557	17
Total	$76,387	100%	$96,494	100%	$20,107	26%

Total revenues increased in the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues. The increase in revenues associated with our application hosting services in the nine months ended September 30, 2007 was due to an increase in trials under management, which include both application hosting services trials as well as trials hosted for our InForm license customers. The increase in license revenues was primarily the result of additional InForm revenues to both new and existing customers and, to a lesser extent, growth in sales relating to our WebVDME, CTSD, and Clintrace products. The increase in consulting revenues was attributable to additional InForm and safety related revenues. The increase in customer support revenues in the nine months ended September 30, 2007 was due primarily to increases in InForm training and customer support revenues. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
United States	$39,093	51%	$47,852	50%	$8,759	22%

United Kingdom	24,775	32	34,249	35	9,474	38
France/Belgium	7,433	10	8,957	9	1,524	20
Asia Pacific	5,086	7	5,436	6	350	7
International subtotal	37,294	49	48,642	50	11,348	30
Total	$76,387	100%	$96,494	100%	$20,107	26%

The increase in revenues worldwide was due to the increase in application hosting services and license revenues associated with our InForm product. The increase in U.S. revenues is primarily related to an increase in InForm revenues across all of our categories.

Costs of Revenues

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage
		of Related		of Related	Change
Costs of Revenues	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$2,020	7%	$1,686	5%	$(334)	(17)%
Services	27,981	60	37,447	61	9,466	34
Total	$30,001	39%	$39,133	41%	$9,132	30%

The costs of license revenues decreased in the nine months ended September 30, 2007 primarily due to a $396,000 decrease in the cost of royalties associated with our InForm software product. The increase in cost of services in the nine months ended September 30, 2007 was primarily due to increases in employee-related and contractor expenses of $4.0 million and $2.5 million, respectively, associated with delivering increased services revenues. We also had expense increases for depreciation, facilities and computer related expenses of $772,000, $422,000 and $952,000, respectively. Computer related expenses include hardware and software support agreements as well as computer accessories. In addition, there were also increases in travel and recruiting expense of $329,000 and $264,000, respectively. Further expense increases included telephone and stock-based compensation of  $298,000 and $169,000, respectively. These expense increases were partially offset by an increased benefit of labor capitalization (net of amortization) of $247,000 associated with the work required for trial build or set up phase for application hosting service arrangements, due to an increase in trials in the set up phase.

Gross Margin

	Nine Months Ended September 30,
	2006		2007
		Percentage of Related		Percentage of Related	Change
Gross Margin	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$27,613	93%	$33,743	95%	$6,130	22%
Services	18,773	40	23,618	39	4,845	26
Total	$46,386	61%	$57,361	59%	$10,975	24%

The license gross margin percentage increased in the nine months ended September 30, 2007 due to a decrease in royalty expense primarily relating to our InForm software. The services gross margin percentage decreased slightly in the nine months ended September 30, 2007, as our expense increase outpaced our revenues growth. The overall gross margin percentage decreased in the nine months ended September 30, 2007 due to the decline in license revenue as a percentage of total revenues and the decrease in services gross margin.

Operating Expenses

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Sales and marketing	$14,798	19%	$17,731	18%	$2,933	20%
Research and development	12,022	16	14,620	15	2,598	22
General and administrative	13,138	17	14,509	15	1,371	10
Total	$39,958	52%	$46,860	48%	$6,902	17%

Sales and Marketing. Sales and marketing expenses increased in the nine months ended September 30, 2007 primarily due to a $1.8 million increase in commission expense due to an increase in revenues, an increase in the effective commission rate and a $342,000 increase in employee-related expenses. We also experienced increases in travel, stock-based compensation expense and outside contractor expense of $325,000, $219,000 and $102,000, respectively. In addition, there was an increase in telephone expense of $76,000.

 Research and Development.   Research and development expenses increased in the nine months ended September 30, 2007 primarily due to employee-related expenses of $1.3 million. In addition, outside contractors, stock-based compensation and depreciation expense increased $675,000, $268,000 and $263,000 respectively. Further, there was an increase in facilities and telephone expense of $112,000 and $86,000, respectively. These expense increases were partially offset by a reduction in recruiting expenses in the amount of $169,000.

General and Administrative.   General and administrative expenses increased in the nine months ended September 30, 2007 primarily due to an increase in stock-based compensation expense of $686,000 and employee-related expenses of $582,000 related to a headcount increase of 4 people. Further, computer related expenses, taxes and fees and depreciation expense increased $159,000, $116,000 and $124,000, respectively. Additionally, we experienced expense increases in employee development, telephone and recruiting in the amounts of $123,000, $52,000 and $69,000, respectively. These expense increases were partially offset by a decrease in professional fees of $669,000 which included an elimination of expense related to an acquisition opportunity that was evaluated in the nine months ended September 30, 2006.

Operating Income

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenue	Amount	%
	(in thousands)
Operating income	$6,428	8%	$10,501	11%	$4,073	63%

Operating Income.  The increase in operating income in the nine months ended September 30, 2007 was primarily due to the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$2,010	3%	$4,758	5%	$2,748	137%
Other, net	(50)	—	(153)	—	(103)	(206)
Total other income	$1,960	3%	$4,605	5%	$2,645	135%

Other Income (Expense).   The increase in interest income in the nine months ended September 30, 2007 was primarily due to an increase in the amount of cash, cash equivalents and short-term investments which was interest bearing.

Provision for Income Taxes

	Nine Months Ended September 30,
	2006		2007
		Percentage		Percentage	Change
	Amount	of Revenues	Amount	of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$1,520	2%	$1,579	2%	$59	4%

 Provision for Income Taxes.  Our provision for taxes includes foreign and alternative minimum tax. We have utilized available U.S. net operating loss (NOL) carryforwards to offset our primary federal obligations resulting in an effective tax rate of 18% and 10% in the nine months ended September 30, 2006 and 2007, respectively. In the nine months ended September 30, 2007, we determined that it is more likely than not that we will realize additional amounts of our NOL carryforwards and therefore reduced the valuation allowance by $4.9 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.4 million and to goodwill of $430,000. We currently expect to realize recorded deferred tax assets as of September 30, 2007 of approximately $9.7 million.

In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. Based upon these projections, if it is determined that it is more likely than not that we would realize a portion of our deferred tax assets, we would recognize the benefit, through the release of the portion of the deferred tax asset valuation allowance, which we are reasonably confident will be utilized.

If our current assumptions underlying the future taxable income projections and tax planning strategies do not turn out to be substantially accurate, the realization of our remaining deferred tax assets which are currently subject to a full valuation allowance could be accelerated, which would result in a reduction to income tax expense in the period when realization of this deferred tax asset is more likely than not to occur. However, this will be highly dependent upon our year-end projection of future income streams. After full realization of these benefits, we would expect our reported tax rate to revert to a more normal tax rate, in the range of 37% to 39%.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $69.6 million and $187.0 million at December 31, 2006 and September 30, 2007, respectively, and accounts receivable of $29.7 million and $28.0 million, respectively.

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

Net cash provided by operating activities was $33.6 million in the nine months ended September 30, 2007, which was greater than net income of $13.5 million. This difference is primarily due to $4.9 million of non-cash depreciation and amortization, $3.3 million of stock-based compensation, $5.4 million of non-cash income tax expense, a decrease in accounts receivable of $2.0 million, an increase in accrued expenses of $3.3 million, an increase in deferred revenues of $9.4 million, partially offset by decreases in deferred income tax of $4.6 million, increases in deferred costs of $2.5 million and increases in prepaid expense and other current assets of $658,000.

Net cash used by investing activities was $10.1 million in the nine months ended September 30, 2007, which was primarily due to the purchase of short-term investments of $62.6 million and capital expenditures associated with the expansion of our hosting facility of $7.7 million partially offset by $60.1 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $91.4 million in the nine months ended September 30, 2007, consisting of net proceeds from the issuance of common stock. Net proceeds of approximately $89.2 million, after deducting underwriters’ discounts, were received from our sales of 5,500,000 shares of common stock in an underwritten public offering on May 29, 2007 and an additional 825,000 shares pursuant to the exercise in full of the underwriters’ over allotment option on June 1, 2007, each at $15.00 per share. Proceeds of $2.0 million were received from the exercise of stock options.

At December 31, 2006 and September 30, 2007, we had a $500,000 outstanding letter of credit related to our facility. The letter of credit reduces the amount available under our line of credit with a bank.

Substantially all of our long-lived assets at December 31, 2006 and September 30, 2007 are located in the United States and in the United Kingdom.

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

Prior to August 2005, all borrowings under our $5.0 million working capital line of credit were secured by substantially all our assets. Under a related negative pledge agreement we were generally prohibited from pledging our intellectual property to others, subject to certain exceptions. In August 2005, the working capital line of credit was amended to eliminate the security interest in our assets and the negative pledge on our intellectual property. The amendment also removed or modified the financial covenants. Effective March 31, 2006, the working capital line of credit was reduced from $5.0 million to $2.0 million. As of December 31, 2006 and September 30, 2007, there were no amounts outstanding under the working capital line of credit. At September 30, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities. At September 30, 2007, we were in compliance with all financial covenants.

At December 31, 2006, we had $76.1 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income of which approximately $18.6 million of net operating loss carryforwards were acquired in the Clinsoft acquisition.

These attributes may reduce our future cash tax liability. Approximately $51.1 million of these net operating losses are subject to a full valuation allowance. When realization of this deferred tax asset is more likely than not to occur, the benefit will result in a reduction of income tax expense of $13.1 million and a reduction to goodwill of $5.9 million. In addition, we had approximately $3.3 million of net operating losses resulting from excess tax deductions related to stock-based compensation. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments. In addition, we had approximately $6.2 million of federal research and development tax credit carryforwards that may be used to offset future U.S. federal taxable income of which approximately $2.8 million were acquired in the Clinsoft acquisition and have an unlimited carryforward period. The net operating loss and tax credit carryforward period extends through 2023 and 2026, respectively, and both are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. In addition, we also had $2.8 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We currently expect to realize recorded deferred tax assets as of September 30, 2007 of $9.7 million. Our conclusion that such assets will be recovered is based upon our expectation that our future earnings will provide sufficient taxable income to realize recorded tax assets.

We believe our existing cash, cash equivalents, short-term investments, together with funds generated by operations, should be sufficient to meet our operating requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the nine months ended September 30, 2006 and 2007, 49% and 50%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of September 30, 2007, we had $7.3 million, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements. In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies. As more fully described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally ranging from one to two months. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 2006 and September 30, 2007.

Relative to foreign currency exposures existing at December 31, 2006 and September 30, 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our December 31, 2006 and September 30, 2007 exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

As of September 30, 2006 and 2007 we entered into contracts to hedge approximately $3.5 million and $1.2 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $187.0 million at September 30, 2007. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2006 and September 30, 2007, there were no amounts outstanding under our working capital line of credit. At September 30, 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                          Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Except with respect to a change in our risk factor entitled “Our operating results may fluctuate and could cause the market price of our common stock to fall rapidly and without notice.” as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 5.                                   Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President, Human Resources, Victor P. Becker; our Senior Vice President, Steve Rosenberg; our Vice President , Corporate Development, Martin Young; our Vice President, Quality & Regulatory Compliance, Michael Owings; our Senior Vice President of Worldwide Sales, Stephen J. Powell;  and our Senior Vice President and Chief Financial Officer, Rodger Weismann have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.