Form 10-K
period 2007-12-31
PHASE FORWARD INC
filed 2008-03-17
CIK 1050180

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
 (888) 703-1122
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          Aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2007	40,308,336	$678,389,295

          Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

          Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 7, 2008	Common Stock, $0.01 par value per share	42,743,323

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 31, 2007, are incorporated by reference into Part III of the Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PHASE FORWARD INCORPORATED
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.    Business

        This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the "safe harbor" created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Annual Report under "Item 1A. Risk Factors" in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

        Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers' global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CROs, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

        Our electronic data capture and clinical data management products are designed to offer our customers enterprise-level automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Our drug safety products are designed to enable customers to detect, analyze and manage product safety throughout the product life cycle. Our products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. Our product line is comprised of three general categories that include the following software products:

  •
  Electronic Data Capture (EDC)

  •
  InForm™, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials; and

  •
  LabPas™, our system for Phase I clinic automation.

  •
  Clinical Data Management

  •
  Clintrial™, our clinical data management solution; and

  •
  WebSDM™, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC.

  •
  Safety

  •
  Empirica ™Trace (formerly Clintrace™), our adverse event management solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

    •
    WebVDME™, our data mining and signal detection solution for post-marketing data; and

    •
    CTSD™, our signal detection solution for data from clinical trials.

        We generally offer our InForm, Clintrial and Empirica Trace software products under multi-year enterprise licenses and our other products under annual or multi-year licenses. Additionally, we offer our InForm, WebVDME, CTSD and WebSDM products as a hosted application solution delivered through a standard web-browser.

Our Strategy

        Our objective is for our technology solutions to become the standard for electronic data capture, data management and drug safety reporting and signal detection for use in our customers' global clinical trial and safety monitoring activities and hosted solutions. Key strategic directives include:

  •
  Expand the customer base for our software products, services and hosted solutions. We believe that adoption is accelerating for electronic data capture, integrated clinical data management, drug safety solutions and other automation solutions in the clinical trial and safety monitoring marketplace. Our current base of over 280 customers includes pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies and CROs of all sizes. We intend to secure additional customers by leveraging our industry position and domain expertise in technology development, sales and customer support.

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

  •
  Continue to capitalize on our technology position and expand our product offerings. Our domain expertise and advanced technologies have enabled us to become well-positioned as a single-source vendor of electronic data capture, data management and drug safety software solutions to pharmaceutical, biotechnology, medical device companies and CROs, as well as academic institutions, governmental regulatory agencies and other entities engaged in clinical trial and safety monitoring activities. We intend to strengthen our position by leveraging our technology development resources to introduce additional integrated software solutions to our product suite. We intend to continue to develop new software products, services and hosted solutions through internal development, possible acquisitions and relationships with third-party technology providers with the intent of strengthening our market position. For instance, we recently added the LabPas Phase I clinical trial management solution to our product portfolio as a result of our acquisition of Green Mountain Logic, Inc. ("Green Mountain").

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

Our Business Model

        Our InForm, Clintrial and Empirica Trace software solutions are generally provided to our customers for enterprise adoption through multi-year term licenses of generally three to five years with periodic fees. Our other software solutions are generally provided to our customers through annual licenses or multi-year term licenses of two to three years. We also offer fully-hosted solutions of our InForm, WebVDME, CTSD and WebSDM products for new and existing customers who prefer a hosted solution and, in the case of our InForm product, for new customers to gain initial experience with the product prior to transition to enterprise-level term licenses. We may offer hosted solutions in the future for additional products. Our pricing model and the contractual nature of our services and support solutions, which require us to recognize revenue ratably over the life of a contract, allow us to maintain a backlog that provides multi-year visibility in revenues. We believe this visibility significantly differentiates us from our competitors, as our current and potential customers frequently look to long-term financial stability as a key criterion in evaluating a vendor to utilize in the clinical development process.

Our Software Solutions and Services

        Our software solutions offer integration capabilities with certain complementary commercial applications used by our customers. We believe that all of our software products, services and hosted solutions may be used in a manner that will allow our customers to comply with current applicable global regulatory requirements, including applicable rules established by the U.S. Food and Drug Administration, or FDA, and other governmental regulatory authorities regarding the use of software in the clinical development process. We have a dedicated team that monitors regulatory developments applicable to our customers and their clinical trial and safety monitoring activities.

        Our product line is comprised of three general categories (electronic data capture, clinical data management and safety) that include the following primary product and service offerings:

  Electronic Data Capture

        InForm is our Internet-based electronic data capture software solution that helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through the InForm platform, our customers can deploy customized electronic case report forms, or eCRFs, for on-site clinical data input, which incorporate automated edit checking and deliver enterprise-level visibility to data at an accelerated rate previously unavailable through paper-based clinical trial data collection approaches. Our InForm product also includes an integrated reporting module that gives users timely visibility to the operating efficiencies of the trial and into the clinical data as it is collected. InForm's Internet-based platform and automated site assessment capabilities facilitate rapid, cost efficient multi-site deployment. InForm is highly scalable and has been utilized by our customers to run clinical trials involving tens of thousands of patients across multiple continents. In addition to its availability through term licenses, customers may elect to use InForm through our fully-hosted deployment program, which includes application hosting as well as clinical trial site assessment, provisioning, training and support. An offline version of our InForm product is also offered where network connections are not reliable or available. We also offer modules and add-on products for the InForm software, which include:

  •
  Central Coding™ for InForm, which enables automatic or manual coding of clinical drug names and indications, adverse event terms and patient medical history.

  •
  Central Designer™ for InForm, a tool introduced in 2007 to make the creation of electronic case report forms easier through a centralized development environment with a flexible and intuitive user interface, as well as through increased use of templates and reuse of study components.

  •
  InForm Adapter, which provides a set of published Web Services interfaces that enable the secure, and in some instances, bi-directional exchange of data and information with the InForm environment.

  •
  InForm Architect™, a tool that allows users without extensive coding knowledge to design electronic case report forms.

  •
  InForm CRF Submit, a module that streamlines the preparation process for archives and electronic submissions to regulatory agencies by producing Adobe® Portable Document Format (PDF) editions of the InForm electronic eCRFs.

  •
  InForm Portal, which enables clinical trial sponsors to publish relevant clinical trial-related materials for use by clinical investigators utilizing the software through a standard web-browser

        LabPas is our automation software for Phase I clinic automation. We began offering the LabPas solution following our acquisition of Green Mountain in October 2007. The LabPas workflow and sample management software targets the critical quality and resource needs of Phase I clinical research. The LabPas product supports the deployment of personal digital assistants, or PDAs, to enable clinicians to scan patient and collection vessel barcodes, providing real-time electronic data entry for collection times, comments, dosing, vital signs and adverse events. LabPas has additional modules for management of storage conditions for collected samples and for laboratory information management.

  Clinical Data Management

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

        WebSDM is our solution for validating and reviewing clinical trial data. Developed through a Cooperative Research and Development Agreement, or CRADA, with the FDA, WebSDM helps customers validate and review clinical trial data represented according to industry data standards established by CDISC. The WebSDM product loads and validates datasets and permits customers to browse both the clinical data and any discrepancies identified during the validation process, so that data problems may be addressed prior to submission of New Drug Applications to the FDA.

  Safety

        Empirica Trace.    (Formerly Clintrace) is our drug safety software solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Through Empirica Trace, our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. Our Empirica Trace product provides customers with near real-time visibility of drug safety data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients. Our Empirica Trace product also includes a reporting module that enables users to generate various reports containing safety and adverse event data. The current version of the Empirica Trace product integrates with our Electronic Case Submissions Module, or ECSM, automating the exchange of electronic case safety information with regulatory agencies, affiliates and trading partners.

        WebVDME is our drug safety software solution for data mining and signal management that allows customers to detect safety signals in databases of adverse event reports. It can operate on in-house adverse event databases (such as adverse event reports collected through our Empirica Trace solution), or large databases of reports gathered by public health agencies such as the U.S. Food and Drug Administration, or FDA, and the World Health Organization. We also offer an extended version of WebVDME, called Signal Management, which is a workflow solution that helps large organizations assemble and track information on drug-event combinations of interest and to prioritize work among multiple safety reviewers.

        CTSD is our drug safety software solution for clinical trials signal detection that supports customers in the early detection of drug safety problems during clinical development. CTSD manages a repository of clinical trial data and allows users to specify, execute and interpret data mining runs to detect differences in the safety profile of the drug under development and the corresponding profile for placebo or other comparator treatments. This repository supports the loading of data in formats meeting standards established by the Clinical Data Interchange Standards Consortium, or CDISC, which develops and supports global, platform-independent data standards that enable information system interoperability to improve medical research and related areas of healthcare. Our CTSD product includes built-in safety screens for differences in reported adverse events, critical laboratory values, vital signs, ECG measurements, and other data collected during a clinical trial. CTSD also supports workflow for managing and documenting the resolution of any safety signals that are identified.

  Integrated Offerings

        Our software solutions are available as stand-alone enterprise applications, as well as part of a combined enterprise solution incorporating certain of our electronic data capture, clinical data management and drug safety products leveraging our current integration solutions. We intend to continue to develop and expand these interfaces among our products to provide increased integration to our customers.

  Services

        Our products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. In addition to our U.S. headquarters, we have offices with services personnel in the United Kingdom, France, Belgium, Japan, Australia and India.

        Application Hosting Services.    In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services. To date, our hosted solutions have been related primarily to our InForm offering.

        Consulting Services.    Consulting services include the design and documentation of the processes related to our customers' use of our products and services in their clinical trials and safety monitoring activities. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation. Consulting services can be sold on a stand-alone basis or as part of a bundled arrangement. In some circumstances, we sell additional follow on consulting services to a customer at a later date even if the customer purchased consulting services at the time of the initial license purchase under a bundled arrangement.

        Customer Support.    We have a multinational professional services organization to support our software products and hosted solutions worldwide, including our Japanese versions of our InForm and Clintrial products. Our multi-lingual technical support staff is available 24 hours per day, seven days per week. Customer support includes training services, telephone support and software maintenance. We bundle customer support in our software term licenses.

  Our Customers

        As of December 31, 2007, we had over 280 customers, including all of the top 10 pharmaceutical companies and 18 of the top 20 pharmaceutical companies. In determining the number of customers, we have treated all affiliated entities as one customer, even if we have customer relationships with more than one entity or group within a larger organization. Our representative customers include leading pharmaceutical, biotechnology, medical device companies, regulatory agencies, academic institutions, CROs and other entities engaged in clinical trial and safety monitoring activities. Some of our representative customers include:

Pharmaceutical	Biotechnology	Contract Research Organizations

Alliance Pharma Ltd.
AstraZeneca Pharmaceuticals LP
Bayer Healthcare AG
Eli Lilly and Company
Forest Laboratories, Inc.
GlaxoSmithKline, Inc.
Institut de Recherches Internationales Servier
Mayne Pharma, Inc.
Merck & Co., Inc.
Novartis AG
Orexigen Therapeutics, Inc.
Otsuka America Pharmaceutical, Inc.
Reckitt Benckiser plc
The Procter & Gamble Company
sanofi-aventis
Schering-Plough Research Institute
Alexion Pharmaceuticals, Inc. Asklep, Inc. Atherogenics, Inc. Celgene Corporation Genzyme Corporation Merck Serono International S.A. Novagen, Limited

CMIC Co. Ltd.
Gleneagles CRC Plc Ltd.
ICON Clinical PLC
Medpace, Inc.
PAREXEL International Corporation
PharmaLink FHI, Inc.
Prologue Research International, Inc.
Quintiles Transnational Corp.
RTI International
Veristat, Inc.

Government and Regulatory	Medical Devices	Academic
National Institute of Health (NIH) U.S. Department of Defense (DoD) U.S. Food and Drug Administration (FDA) U.K. Medicines and Healthcare products Regulatory Agency (MHRA)

Biotronik AG
Boston Scientific Corporation
CardioDynamics International Corp.
Cardio Focus, Inc.
Conceptus, Inc.
GE Healthcare Ltd.
Medtronic, Inc.
Philips Oral Healthcare, Inc.
Q-MED AB
Stryker Biotech, LLC

Aurum Institute for Health Research
Children's Hospital Boston
Children's Hospital of Philadelphia
Dana Farber Cancer Institute
Duke Clinical Research Institute
Guandong University
Harvard Clinical Research Institute
Massachusetts General Hospital
Mayo Clinic College of Medicine
National Health & Medical Research Council

        GlaxoSmithKline accounted for 15% of our revenues in 2007.

Sales and Marketing

        We sell our products through a direct sales force and through relationships with CROs and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of December 31, 2007, we had 64 employees in sales and marketing.

        Direct Sales.    Our direct sales force, which is the source of the majority of our revenues, is operated out of five field offices, as well as our headquarters in Waltham, Massachusetts. In addition, follow-on sales are accomplished by the efforts of sales professionals, sales engineers, project managers and other consulting services professionals.

        Channel Arrangements.    In Japan, we have established channel relationships to market and sell our Clintrial and Empirica Trace products, as well as the hosted solution for the Japanese version of our InForm product. We also have channel relationships with a number of major CROs that enable them to market and sell the hosted solution for our InForm product.

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

Research and Development

        We believe that our future success will depend on our ability to continue to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities. As of December 31, 2007, we had 117 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality and integration among our various products, as well as through integration of third-party software. From time to time, we supplement our internal research and development resources with outside developers. Our research and development expenses were $14.3 million in 2005, $16.6 million in 2006, and $20.1 million in 2007.

Technology

        The technology incorporated into our products is designed to provide customers with ease of use, efficiency, flexibility, data visibility and system scalability to handle high-volume, global trials.

        Our InForm electronic data capture, or EDC, software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface; a proprietary application server; and a database. End-users of our InForm software product and most of its modules and add-on products can utilize a widely-available web-browser without the need to download or install any software on their computer. The InForm product line was developed utilizing Microsoft technologies for the user interface and application server and was designed to operate with an Oracle database. The InForm product also uses the Cognos ReportNet™ product from Cognos Incorporated for enabling InForm's reporting capabilities. The InForm modules and add-on products are generally developed utilizing newer web-based technologies, a Microsoft.NET framework, web services, service oriented architecture (SOA), or a combination of these and other leading-edge technologies.

        Our LabPas product was acquired through our acquisition of Green Mountain in October 2007. LabPas is a client/server application utilizing Java applets and Java Servlets to deliver "thin client" compatible web browser screens. The customer may choose to use either a Microsoft SQL Server® or Oracle database. LabPas is implemented within the customer's network and integrates with the network's user security system using LDAP (Lightweight Directory Access Protocol), Microsoft Active Directory, or Microsoft Windows operating system authentication. On the clinic floor, LabPas utilizes web data entry screens on a Microsoft Pocket PC platform which includes barcode scanning capability. LabPas automates the process of preparing for studies by allowing customers to define study protocol events and print labels for samples, treatments, and subjects. During the study, LabPas directs the workflow relating to the study events and sample processing.

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

        Our Empirica Trace drug safety software is a web-based application that can be installed locally at a central location and then accessed remotely using a widely-available web-browser. The Empirica Trace software was developed using Microsoft's development platform and utilizes an Oracle database that can be used on a wide variety of operating systems including versions from Microsoft, Solaris, HP-UX and Linux. The Empirica Trace product also utilizes the Cognos ReportNet™ product from Cognos Incorporated for additional reporting capabilities. The Clintrial software product has the ability to synchronize adverse event data with Empirica Trace. The Empirica Trace product is also able to integrate with other industry-leading clinical data management systems.

        Our WebVDME safety data mining application, CTSD signal detection system, and WebSDM SDTM-compliant tool for data import, validation, review, and collaboration are web applications built using a common technical framework that includes Java Server Pages, Java classes and the Oracle database, with an ability to run in the background large computational programs such as high-volume data loading utilities and our MGPS signal detection engine. This "thin client" technical framework facilitates widespread deployment because it allows our customers to access signal detection capabilities within or through corporate firewalls from any desktop or laptop computer running with the Microsoft Windows operating system, without the need for installing applications on client computers. The three applications are built on a common code base (including shared application server, database interface and user interface functionality across products), which greatly facilitates software development, validation, deployment and support.

        Our products have been designed to allow our customers to deploy them as part of a validated system compliant with laws, regulations and industry guidance applicable to the conduct of clinical trials and safety monitoring activities. These laws, regulations and industry guidance may include Good Clinical Practices, 21 CFR Part 11 pertaining to the use of electronic records, password security and signatures, and FDA guidance related to pre-marketing and post-marketing safety surveillance and risk management. We also design our products to meet emerging industry standards such as those published by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, and the Clinical Data Interchange Standards Consortium, or CDISC. For example, our Empirica Trace drug safety software and its ECSM module support electronic submissions to the FDA and to the EMEA Eudravigilance system using the ICH E2B message format.

        We have worked with, and continue to work with, a number of vendors of complementary products, services and technology to develop integration tools that allow third-party systems to interact with our software products. Our products other than LabPas utilize a database supplied by Oracle Corporation. While LabPas is also capable of utilizing an Oracle database, it is typically deployed utilizing Microsoft SQL Server. Although we believe that there are other commercially available databases which our products could utilize, the loss of the right to use the Oracle database, and any delay in procuring a replacement, could adversely affect our business. Our products run on most major versions of the Microsoft operating system.

Competition

        The market for electronic data collection, data management and drug safety systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and drug safety software, including:

  •
  vendors of stand-alone electronic data capture, data management, drug safety software and Phase I clinic automation products, such as: ArisGlobal® LLC; ClinPhone plc; Datatrak International, Inc.; DrugLogic, Inc.; etrials Worldwide, Inc.; Logos Technologies Ltd.; Medidata Solutions Worldwide, Inc.; and Relsys International, Inc.;

  •
  vendors of electronic data capture, clinical data management and drug safety product suites, particularly Oracle Clinical, a business unit of Oracle Corporation;

  •
  systems developed internally by existing or prospective customers;

  •
  CROs with internally developed electronic data capture, clinical data management systems, drug safety systems and Phase I clinic automation solutions; and

  •
  consulting firms and systems integrators offering services for clinical trial or drug safety implementations.

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

  •
  global reach and depth of expertise and quality of consulting, help-desk, training and other services;

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

Government Regulation

        The software solutions that we design, market and sell are used by organizations that are subject to a complex array of U.S. federal and state laws and regulations, including regulation by the FDA, as well as additional regulations by foreign governments.

        The conduct of clinical trials of drugs, biological products and medical devices is subject to regulation by the FDA and other regulatory bodies. Postmarket safety monitoring and reporting is also subject to regulation by FDA and other regulatory bodies. FDA regulations govern many aspects of the clinical trial process, including recordkeeping, reporting, and protection of human subjects. Postmarket safety monitoring and reporting is also subject to various regulations. Use of our software products, services and hosted solutions by entities engaged in these activities must be done in a manner that is compliant with these regulations and should be done in a manner that follows applicable regulatory guidance. Failure to do so could, for example, have an adverse impact on a clinical trial sponsor's ability to obtain regulatory approval of new drugs, biological products or medical devices. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and follows regulatory guidance, clinical trial sponsors and other entities engaged in clinical trial and safety monitoring activities may be unwilling to use our software products, services and hosted solutions. Accordingly, we design our product and service offerings to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and follows applicable regulatory guidance. We also expend considerable time and effort monitoring regulatory developments that could impact the use of our products and services by our customers and use this information in designing or modifying our product and service offerings.

        The following is an overview of some of the regulations that our customers and potential customers are required to comply with in the conduct of clinical trials and postmarket safety reporting, as well as in some of the other activities in which our customers may engage.

  Government Regulation of Clinical Trials and Adverse Event Reporting

        Demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the investigation and approval of drugs, biologics and medical devices, as well as the monitoring of and reporting on the safety of these products. The clinical testing of drugs, biologics and medical devices is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities worldwide. The use of software during the clinical trial process must adhere to the regulations known as Good Clinical Practices and other various codified FDA regulations, and should adhere to regulatory guidance such as the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. The use of software to assist in postapproval adverse event reporting must adhere to FDA's adverse event reporting regulations for drugs, devices and biological products. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules and regulations, and conformance with applicable guidance. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension or termination of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

  Regulation of the use of Electronic Systems in Clinical Trials

        In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled Computerized Systems Used in Clinical Trials. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11. We cannot assure you that the design of our software solutions will continue to allow customers to maintain conformance with these guidelines as they develop. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the suspension or termination of on-going clinical trials, the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.

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

  Regulation of Personally Identifiable and Medical Information

        Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of "protected health information" which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users' HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement that we will comply with a number of the same HIPAA requirements. We may be burdened with compliance with such agreements, and breach of such an agreement may result in contractual liability to our customer or other adverse consequences. Regulation of medical information generally is increasing at the state and federal levels in the United States and elsewhere, and such regulations may negatively affect our business.

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are our company name "Phase Forward", the company name of our subsidiary, "Lincoln Technologies", and our product names, "InForm", "Clintrial", "Clintrace", "Empirica", "WebVDME", "CTSD", "WebSDM" and "LabPas". We may or may not choose to register some or all of our trademarks. If we apply for trademark registration, we cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. In addition, we have been granted a patent by the U.S. Patent and Trademark Office. We cannot predict whether this patent will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

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

        Any required licenses, however, may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts.

Business Segments and Geographic Information

        We view our operations and manage our business as one operating segment. For information regarding net revenues by geographic regions for each of the last three years, see the notes to our 2007 consolidated financial statements contained in this Annual Report.

        For information regarding risks and dependencies associated with foreign operations, see risk factors listed in the "Item 1A. Risk Factors" contained in this Annual Report.

Employees

        As of December 31, 2007, we had a total of 509 employees, with 313 employees at our headquarters in Waltham, Massachusetts, 45 at other locations in the United States, and 151 employees in the United Kingdom, France, Australia, Belgium and Japan. We had 265 employees in services, 117 employees in research and development, 64 employees in sales and marketing and 63 employees in general and administration. We also retain outside contractors from time to time to supplement our services and research and development staff on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

        We were incorporated in Delaware in 1997. We maintain a number of subsidiaries in the United States and abroad, including Lincoln Technologies, Inc. in the United States, Phase Forward Europe Limited in the United Kingdom, Phase Forward SAS in France, Phase Forward Software Services India Private Limited in India, Phase Forward Pty. Limited in Australia, Phase Forward Japan KK in Japan and Lincoln Technologies, SPRL in Belgium. We also maintain Phase Forward Securities Corporation, a Massachusetts securities corporation. Our Internet website address is http://www.phaseforward.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

  •
  changes in our customers' purchasing patterns;

  •
  the timing, size and integration success of potential future acquisitions;

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

  •
  changes in the regulatory environment related to the clinical trial and safety evaluation and monitoring market;

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

        Our top five customers accounted for approximately 39% of our revenues during 2007. One customer, GlaxoSmithKline, accounted for approximately 15% of our total revenues for the same period. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may delay performance under or fail to renew their agreements with us, which could adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.

        From time to time, we evaluate potential investments in, and acquisitions of, complimentary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired Lincoln Technologies, Inc. ("Lincoln") in 2005 and Green Mountain Logic, Inc. ("Green Mountain") in 2007. Entering into an acquisition entails many risks, any of which could harm our business, including:

  •
  managing the risks and challenges of entering markets or types of businesses in which we have limited or no direct experience;

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

        We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on Oracle Corporation to supply the database component of our software solutions and on Equinix, Inc. and SunGard Data Systems Inc. to provide server facilities for some of our hosting services. Oracle Corporation also offers a software package that is competitive with our products and services. If we are unable to obtain components for our software solutions from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our software products, services and hosted solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our products and services would be delayed. To qualify a new supplier and familiarize it with our products, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

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

        The sales cycle for some of our software solutions frequently takes in excess of nine months from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenues with respect to the potential sale. In addition, while we generally begin recognizing revenues upon the execution of our agreements for software term licenses and related services, it may be difficult for us to rapidly increase our revenues through additional sales in any period, as license revenues and, when applicable, related services revenues, from new customers are recognized over the applicable license term, typically one to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales, implementation, and service delivery processes. Even if we do realize revenues from a contract, our term license model may keep us from recognizing a significant portion of these revenues (including revenues for related services) during the same period in which sales, implementation, and service delivery expenses were incurred. Timing differences of this nature could cause our service gross margins and profitability to fluctuate significantly from quarter to quarter. In addition, if we enter into an agreement with a customer that specifies or otherwise requires that we deliver a specific product or version that is not yet generally available, our term license pricing model may prevent us from recognizing a significant portion of the license and related service revenues under that contract until delivery of such specified product or version occurs. Accordingly, delays in product or version release dates, whether caused by factors such as unforeseen technology issues or otherwise, could further negatively impact the timing of our revenue under such contracts. Similarly, a decline in new or renewed software term licenses in any one quarter will not necessarily be fully reflected in the revenues in that quarter and may negatively affect our revenues in future quarters. This could also cause our operating results to fluctuate from quarter to quarter.

Interruptions or delays in service from our third-party providers could impair the delivery of our hosted solutions and harm our business.

        We host some of our software solutions at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses, or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our customers' access to our hosted solutions. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted solutions are subject to service level agreements that guarantee up to 99% server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

Our software products and hosted solutions are at varying stages of market acceptance and the failure of any of our products to achieve or maintain wide acceptance would harm our operating results.

        We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Empirica Trace (formerly Clintrace) products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation, or Clinsoft, in 2001. We only began begin offering our WebVDME, CTSD and WebSDM products after our August 2005 acquisition of Lincoln, and our LabPas product after our October 2007 acquisition of Green Mountain. Continued use of our InForm, Clintrial and Empirica Trace software products, and broad and timely acceptance of our WebVDME, CTSD, WebSDM and LabPas products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

  •
  our customers' and prospective customers' desire for and acceptance of our electronic data capture, data management, safety software and Phase I automation solutions;

  •
  our ability to meet product development and release schedules;

  •
  our software products and hosted solutions' ability to support large numbers of users and manage vast amounts of data;

  •
  our customers' ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trial and safety evaluation and monitoring activities; and

  •
  our ability to significantly expand our internal resources and increase our capital and operating expenses to support the anticipated growth and continued integration of our software products, services and hosted solutions.

        Our failure to address, mitigate or manage these risks would seriously harm our business, particularly if the failure of any or all of our software products or hosted solutions to achieve market acceptance negatively affects our sales of our other products and services.

Failure to manage our rapid growth effectively could harm our business.

        We have been experiencing a period of rapid growth as a result of personnel hiring and acquisitions that places a significant strain on our operational and financial resources and our personnel. For example, from January 1, 1999 to December 31, 2007, the number our employees increased from 35 to 509. We have also experienced rapid growth in the number of clinical trials we host and the number of customer relationships we manage. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology.

        We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, in February 2006, we settled a lawsuit filed in 2004 by Dr. Mark L. Kozam, doing business under the name MLK Software and Datasci, LLC, or Datasci, against us and one of our customers which alleged that we infringed a patent claimed to be owned by them. We incurred substantial professional fees in connection with this claim and agreed to make a one-time payment of $8.5 million to Datasci in order to settle this litigation. In addition, the vendors who provide us with technology that we use in our technology could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents or other intellectual property rights of any third party, we cannot assure you that our technology does not infringe patents or other intellectual property rights held or owned by others or that they will not in the future. Any future claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our vendors may have a material adverse effect on our business, results of operations or financial condition.

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

        Certain of our hosted and other service and consulting contracts are subject to cancellation by our customers at any time with limited notice. Entities engaged in clinical trials may terminate or delay a clinical trial for various reasons including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to de-emphasize a particular product or forego a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment and production problems resulting in shortages of required clinical supplies. In the case of our hosted solutions, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers' service contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future. Because we do not recognize any portion of a hosted service contract's revenues until the implementation cycle is complete, the termination or delay of our customers' clinical trials could result in decreased or delayed revenues under these contracts which could materially harm our business.

Failure of our technology and products could harm our business and operating results.

        The technology underlying our software products and hosted solutions processes vast amounts of clinical and safety data. Customers relying on our products to collect, to manage and report clinical and safety information may have a greater sensitivity to product errors and security vulnerabilities than customers of software products in general. In the past, failures of our technology and human error have negatively impacted the data capture, management or reporting capabilities of our products, and new errors may be detected in the future. Any delay or failure of our technology may result in the disruption of our customers' clinical trial or safety evaluation and monitoring processes and could harm our business and operating results. Product or service errors, as well as any difficulties in introducing, installing and maintaining new products and versions or difficulties training customers and their staffs on the utilization of new products and versions, could materially and adversely affect our reputation, result in loss of revenue or delay in revenue recognition, result in significant costs to us and impair our ability to sell our products and services in the future. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, security breaches, whether intentional or accidental, could expose us to a risk of loss of data, litigation and possible liability.

The global nature of our business exposes us to multiple risks.

        For 2007, approximately 49% of our revenues were derived from international operations. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

  •
  fluctuations in foreign currency exchange and interest rates;

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

Some of our investments are subject to significant market risk.

        At December 31, 2007, we held $182.6 million in cash, cash equivalents, short-term and long-term investments. Although we do not issue or invest in financial instruments or their derivatives for trading or speculative purposes, these assets are exposed to a variety of market risks, including changes in interest rates and the market value of our investments. Included within our investment portfolio at December 31, 2007 were $34.5 million of auction rate securities ("ARS"). The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as available for sale in our accompanying consolidated balance sheet included in this Annual Report, and are recorded at cost. Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have provided a liquid market for these securities as investors historically could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, all of our ARS have experienced failed auctions in February and March 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. If the issuers of such ARS are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS decline, we may be required to adjust the carrying value of the investment through an impairment charge. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive interest and may have to further impair such investments. If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available.

In the course of conducting our business, we possess or could be deemed to possess personal medical information in connection with the conduct of clinical trials, which if we fail to keep properly protected, could subject us to significant liability.

        Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trial and safety evaluation and monitoring activities. This information is or could be considered to be personal medical information of the clinical trial participants or patients. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals' rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants and patients from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

        We anticipate that our current cash and cash equivalents will be sufficient to meet our current needs for general corporate purposes for at least the next twelve months. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

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

        Any failure or errors in a customer's clinical trial, post-approval or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers' use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

We and our products and services could be subjected to governmental regulation, requiring us to incur significant compliance costs or to cease offering our products and services.

        The clinical trial process and safety evaluation, monitoring and reporting activities are subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our electronic data capture, management and safety products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop or as they may be applied in the future. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

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

        Our business depends on the clinical trial, post-approval and safety evaluation and monitoring activities conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities engaged in these activities. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

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

  •
  changes in medical practices.

        Any decrease in research and development expenditures or in the size, scope or frequency of clinical trial, post approval and safety evaluation and monitoring activities conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

Changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business.

        Demand for our software products, services and hosted solutions is largely a function of regulation and regulatory guidance associated with the approval and safety tracking of drugs, biological products and medical devices imposed upon the clinical trial process and post-approval activities by the U.S. federal government and related regulatory authorities such as the U.S. Food and Drug Administration, or FDA, and by foreign governments. In recent years, efforts have been made to streamline the FDA approval process and coordinate U.S. standards with those of other developed countries. Any change in the scope of applicable regulations and regulatory guidance could alter the type or amount of clinical trial or safety evaluation and monitoring spending or negatively impact interest in our software products, services and hosted solutions. Any regulatory reform that limits or reduces the research and development or safety spending of our customers or potential customers upon which our business depends could have a material adverse effect on our revenues or gross margins.

        In addition, any failure to conform our software products, services and hosted solutions to domestic or international changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business. Changing our software products, services and hosted solutions to allow our customers to comply with future changes in regulation or regulatory guidance, either domestically or internationally, could cause us to incur substantial costs. We cannot assure you that our product and service offerings will allow our customers and potential customers to stay in compliance with regulations and regulatory guidance as they develop. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities engaged in clinical trial and safety evaluation and monitoring activities may be unwilling to use our software products, services and hosted solutions.

Consolidation among our clients could cause us to lose clients, decrease the market for our products and result in a reduction of our revenues.

        Our customer base could decline because of consolidation, and we may not be able to expand sales of our products and services to new clients. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and this trend could continue. In addition, new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization's revenues to continue to achieve growth.

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

Risks Related to our Common Stock

The market price and trading volume of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in the public markets and subject us to securities class action litigation. The current market price of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of an investment in our common stock.

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
  investors' general perception of us;

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

  •
  regulatory developments in the United States and foreign countries;

  •
  changes in industry analyst recommendations;

  •
  additions or departures of key personnel; and

  •
  litigation involving our company or our general industry or both.

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

        Some stockholders may acquire or own large blocks of shares of 5% or more of our outstanding capital. We cannot predict the effect that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock, if any. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

        In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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

  •
  the inability of stockholders to act by written consent or to call special meetings; and

  •
  the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a stockholders rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

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

Item 1B.    Unresolved Staff Comments

        As of the date of the filing of this Annual Report, there were no unresolved comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year.

Item 2.    Properties

        Our corporate headquarters are located at 880 Winter Street, Waltham, Massachusetts, where we lease approximately 126,588 square feet under three leases. These leases expire in February 2009. We also lease 14,960 square feet of office space in Maidenhead, England for our European headquarters under a lease that expires in May 2012, and we lease smaller offices in: Montpelier, Vermont; Paris, France; Sydney, Australia; Waterloo, Belgium; and Tokyo, Japan. We also lease individual offices in various locations to accommodate field sales personnel. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

        On February 13, 2008, we entered into a lease (the "Lease"), to secure office space for our future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the quarter ended December 31, 2007.

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

	Common Stock Price
	2007		2006
	High	Low	High	Low
First quarter	$15.83	$12.29	$12.08	$7.75
Second quarter	16.89	13.00	14.19	10.26
Third quarter	20.37	16.15	12.77	9.69
Fourth quarter	25.32	18.30	16.47	10.80

        On March 7, 2008 the last reported sale price of our common stock on The NASDAQ Global Market was $16.20 per share.

Holders

        As of March 7, 2008 there were approximately 242 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

        We currently intend to retain any earnings to fund the operation, development, and expansion of our business. We have not paid any cash dividends on our capital stock in the last two fiscal years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

        During the year ended December 31, 2007, there were no repurchases made by us or on our behalf, or by any "affiliated purchaser," of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

        See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

        The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that Phase Forward specifically incorporates it by reference into such filing.

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

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Phase Forward Incorporated, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 7/15/04 in stock or on 6/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

        The selected historical financial data set forth below as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report. The selected historical financial data set forth below as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 are derived from audited consolidated financial statements, which are not included in this Annual Report.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2003	2004	2005(1)	2006	2007(5)
Consolidated Statement of Operations:
Revenues:
License	$21,377	$28,180	$35,001	$40,893	$48,784
Service	40,648	45,550	52,080	65,720	85,505

Total revenues	62,025	73,730	87,081	106,613	134,289

Cost of revenues:
License	2,300	1,875	2,513	2,698	2,361
Service(2)	28,466	27,782	31,224	38,663	53,098

Total cost of revenues	30,766	29,657	33,737	41,361	55,459

Gross margin:
License	19,077	26,305	32,488	38,195	46,423
Service	12,182	17,768	20,856	27,057	32,407

Total gross margin	31,259	44,073	53,344	65,252	78,830

Operating expenses:
Sales and marketing(2)	12,709	14,403	16,033	21,158	25,209
Research and development(2)	10,569	12,423	14,330	16,621	20,116
General and administrative(2)	10,138	13,246	14,836	18,174	20,220
Litigation settlement	—	—	8,500	—	—
Restructuring	4,503	(168)	(92)	—	—
In-process research and development	—	—	—	—	300

Total operating expenses	37,919	39,904	53,607	55,953	65,845

Income (loss) from operations	(6,660)	4,169	(263)	9,299	12,985
Other income (expense):
Interest income	111	518	1,735	2,848	7,081
Interest expense	(364)	(394)	(143)	—	—
Other income (expense)	721	(32)	(157)	(19)	(35)

Total other income	468	92	1,435	2,829	7,046

Income (loss) before provision for (benefit from) income taxes	(6,192)	4,261	1,172	12,128	20,031
Provision for (benefit from) income taxes	434	2,392	(2,169)	(221)	(9,170)

Net income (loss)	(6,626)	1,869	3,341	12,349	29,201
Accretion of preferred stock and dividend declared	7,672	8,953	—	—	—

Net income (loss) applicable to common stockholders	$(14,298)	$(7,084)	$3,341	$12,349	$29,201

Net income (loss) per share applicable to common stockholders:
Basic(3)	$(4.23)	$(0.43)	$0.10	$0.36	$0.76

Diluted(3)	$(4.23)	$(0.43)	$0.10	$0.35	$0.72

Weighted average number of common shares used in computing per share amounts:
Basic(3)	3,383	16,447	33,026	34,104	38,642

Diluted(3)	3,383	16,447	35,092	35,737	40,739

	As of December 31,
	2003	2004	2005(1)	2006	2007(5)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$20,657	$58,220	$60,586	$69,635	$182,622
Working capital, net of deferred revenue(4)	28,107	67,734	71,282	91,708	192,995
Total assets	80,844	115,250	139,944	160,651	305,869
Total deferred revenue	37,788	36,352	46,494	50,655	67,130
Redeemable convertible preferred stock and warrant	124,120	—	—	—	—
Debt, net of current portion	1,970	1,849	—	—	—
Accumulated deficit	(98,911)	(104,386)	(101,045)	(88,696)	(59,495)
Total stockholders' (deficit) equity	(102,446)	59,247	66,717	88,021	216,437

(1)
On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. ("Lincoln"), which was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Lincoln have been included in the accompanying consolidated financial statements since the date of acquisition. The Lincoln acquisition is further described in Note 3 of the notes to our 2007 consolidated financial statements contained in this Annual Report.

(2)
Cost of revenues and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2003	2004	2005	2006	2007
Cost of service revenues	$264	$105	$60	$258	$702
Sales and marketing	124	141	30	502	1,061
Research and development	184	312	166	394	813
General and administrative	155	1,553	351	1,868	3,002
(3)
For information regarding the computation of per share amounts refer to Note 2 of the notes to our 2007 consolidated financial statements contained in this Annual Report.

(4)
Working capital consists of current assets less current liabilities, net of deferred revenue.

(5)
On October 30, 2007, we acquired all of the outstanding capital stock of Green Mountain Logic, Inc. ("Green Mountain"), which was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Green Mountain have been included in the accompanying consolidated financial statements since the date of acquisition. The Green Mountain acquisition is further described in Note 3 of the notes to our 2007 consolidated financial statements contained in this Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report.

Overview

        Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers' global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CRO's, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Fiscal Year

        Our fiscal year ends on December 31. Reference to 2007, for example, refers to the fiscal year ended December 31, 2007.

Acquisitions

        From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. The most significant of these transactions are the acquisitions of Clinsoft Corporation and Lincoln Technologies, Inc. We also recently completed the acquisition of Green Mountain Logic, Inc. These transactions are described below.

  Green Mountain Logic

        On October 30, 2007, we acquired all of the outstanding capital stock of Green Mountain Logic, Inc. ("Green Mountain"), a process automation software company that provides targeted solutions for the life sciences industry, including the LabPas Phase I clinic automation software. The acquired technology and products of Green Mountain provide us with a solution targeted for Phase I clinical trials. The aggregate purchase price was $5.4 million. The acquisition of Green Mountain was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, the results of Green Mountain have been included in our consolidated financial statements since the date of acquisition.

  Lincoln Technologies

        On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. ("Lincoln"), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. Lincoln's products consisted of WebVDME, CTSD and WebSDM. The aggregate purchase price was $16.7 million. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2.0 million and $4.0 million, respectively. The defined 2005 financial targets were achieved and, accordingly, we accrued additional consideration of $2.0 million in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the securityholders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, we agreed to pay the securityholders of Lincoln an aggregate of $3.5 million in cash on December 26, 2007 in satisfaction of our remaining payment obligations under the acquisition agreement. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Lincoln have been included in our consolidated financial statements since the date of acquisition.

  Clinsoft Corporation

        On August 14, 2001, we acquired Clinsoft Corporation ("Clinsoft"), a developer, marketer and provider of clinical data management and adverse event reporting and tracking products and services. Clinsoft's products consisted of Clintrial and Clintrace (now Empirica Trace).

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

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to our future cash flows, either directly or indirectly. In addition we do not anticipate changing any of our products as a result of the license to this patent. As such, the settlement amount was recorded as a charge to operations. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of our 2005 audited consolidated financial statements, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded the impact of the settlement in 2005 as a charge to operations. The settlement was paid during the first quarter of fiscal 2006.

Sources of Revenues

        We derive our revenues from software licenses and services. Our product line is comprised of three general categories that include the following software products:

  •
  Electronic Data Capture (EDC)

  •
  InForm, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials; and

  •
  LabPas, our system for Phase I clinic automation.

  •
  Clinical Data Management

  •
  Clintrial, our clinical data management solution; and

  •
  WebSDM, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC.

  •
  Safety

  •
  Empirica Trace (formerly Clintrace™), our adverse event management solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

    •
    WebVDME, our data mining and signal detection solution for post-marketing data; and

    •
    CTSD, our signal detection solution for data from clinical trials.

        License revenues are derived principally from the sale of term licenses for our software products. Service revenues are derived principally from our delivery of the hosted solution of our InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of our products. We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenues.

        One customer, GlaxoSmithKline, accounted for approximately 18% and 15% of our total revenues in the years 2006 and 2007, respectively, and $2.6 million and $1.8 million of accounts receivable outstanding as of December 31, 2006 and 2007, respectively. Our top 20 customers accounted for approximately 68% and 65% of our total revenues, net of reimbursable out-of-pocket expenses, in the years 2006 and 2007, respectively.

  License Revenues

        We derive our license revenues principally from the sale of term licenses for the following software products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial and WebSDM, our clinical data management solutions; our drug safety solutions, including our Empirica Trace, WebVDME and CTSD products; and our LabPas Phase I clinic automation solution. Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and drug safety products.

        License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, WebSDM, Empirica Trace, WebVDME, CTSD and LabPas software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Empirica Trace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our other products are generally annual or multi-year with payment terms generally annually in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

        Following our acquisition of Clinsoft in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell additional perpetual licenses of these products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenues on the perpetual licenses upon delivery of the software when all other revenue recognition criteria are met. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements. However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

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

        Consulting Services.    Consulting services include the design and documentation of the processes related to our customers' use of our products and services in their clinical trials and safety monitoring activities. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation. Consulting services can be sold on a stand-alone basis or as part of a bundled arrangement. In some circumstances, we sell additional follow on consulting services to a customer at a later date even if the customer purchased consulting services at the time of the initial license purchase under a bundled arrangement. Revenues from consulting services included in either a multiple element software license agreement or in an application hosting agreement are recognized ratably over the term of the arrangement. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature. The associated costs are expensed as incurred. Revenues from consulting services that are not included in a multiple element software license arrangement or an application hosting arrangement are recognized as services are performed. Fixed priced arrangements are billed based upon contractual milestones, and time-and-materials arrangements are billed monthly.

        Customer Support.    We have a multinational services organization to support our software products and hosted solutions worldwide. Customer support includes training services, telephone support and software maintenance. We bundle customer support in our software term licenses and allocate 10% of the value of the license to customer support revenues. The customer support services rate of 10% for multi-year term-based licenses reflects a significant discount from the rate for customer support services associated with perpetual licenses due to the reduction in the time period during which the customer can utilize the upgrades and enhancements. We believe this rate is substantive and represents an amount we believe reasonable to be allocated. Our customer support revenues also consist of customer support fees paid by perpetual license customers. Customer support revenues are recognized ratably over the period of the customer support or term license agreement, with payment terms generally annually in advance.

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

        In-process Research and Development.    In-process research and development expense represents product development efforts that were under way at Green Mountain at the time of acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: (1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or (2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the date of the acquisition, Green Mountain had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific research and development projects. The fair value of the in-process research and development effort was, therefore, expensed at the time of the acquisition. The estimated fair market value was determined using a discounted cash flow model, based on a discount rate which took into consideration the nature of the expected product to be developed, history of successful new product introduction, and the project's relatively short development time. Key assumptions used in the in-process research and development valuation consisted of the expected completion date for the in-process project, revenue and expense projections assuming future release of the product, and a risk-adjusted discount rate.

        Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards, which are recognized over the respective stock option and award service periods. It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company. During the years 2005, 2006 and 2007, we recorded $607,000, $3.0 million and $5.6 million of aggregate stock-based compensation expense, respectively.

Foreign Currency Translation

        With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In 2005, 2006 and 2007, approximately 47%, 49% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation expense, long-lived assets, intangibles assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Annual Report. Our actual results may differ from these estimates under different assumptions or conditions.

        We believe that of our significant accounting policies, which are described in Note 2 of the notes to our 2007 consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

        Revenue Recognition and Deferred Set Up Costs.    We recognize software license revenues in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware and Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. On August 1, 2003, we adopted EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

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

        We generally enter into software term licenses for our InForm, Clintrial and Empirica Trace products with our customers for 3- to 5-year periods. License agreements for our other products are generally annual or multi-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

        Customer support includes training services, telephone support and software maintenance. We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. We allocate the revenues recognized for these arrangements to the different elements based on management's estimate of the relative fair value of each element. For our term-based licenses, we allocate to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The customer support services rate of 10% for multi-year term-based licenses reflects a significant discount from the rate for customer support services associated with perpetual licenses due to the reduction in the time period during which the customer can utilize the upgrades and enhancements. We believe this rate is substantive and represents a reasonable basis of allocation. We have allocated the estimated fair value to our multiple element arrangements to provide meaningful disclosures about each of our revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

        We continue to sell additional perpetual licenses for the Clintrial and Empirica Trace software products in certain situations to our existing customers with the option to purchase customer support and may in the future do so for new customers based on customer requirements or market conditions. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. We continue to generate customer support and maintenance revenues from our perpetual license customer base. Training revenues are recognized as earned.

        In addition to making our software products available to customers through licenses, we offer our InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

        Revenues resulting from InForm application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

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

        We deferred $2.3 million, $2.7 million and $3.4 million of set up costs and amortized $1.7 million, $2.1 million and $2.7 million of set up costs during the years 2005, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

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

        Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenues over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by the Company. We deferred $3.6 million, $6.4 million and $9.4 million of commissions and amortized to sales and marketing expense $3.7 million, $5.4 million and $7.5 million during the years 2005, 2006 and 2007, respectively. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. We deferred $3.3 million, $2.3 million and $2.5 million of royalties and amortized to cost of revenues $2.9 million, $3.1 million and $2.6 million during the years 2005, 2006 and 2007, respectively.

        Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $318,000, $384,000 and $270,000 as of December 31, 2005, 2006 and 2007, respectively.

        Accounting for Income Taxes.    We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. We adopted the provisions of FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

        Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax asset and therefore reduced the valuation allowance by an additional $5.6 million. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million and to goodwill of $207,000. In 2007, we determined that it was more likely than not that we would realize the full value of our deferred tax asset and therefore reduced the valuation allowance by an additional $22.7 million. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $16.5 million and to goodwill of $6.1 million.

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

        Stock options granted prior to March 15, 2004 are minimum value options pursuant to SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123(R), the value of these options will not be recorded in the statement of income subsequent to the date of our adoption of SFAS No. 123(R). Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        For service-based options accounted for under SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, we recognize expense over the estimated performance period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized stock-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing our net operating cash flows and increasing our net financing cash flows in certain periods. To date, we have not recorded these benefits as they have not been realized.

        Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of our common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During 2003 and 2004, in accordance with APB Opinion No. 25, we recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2007, all of the deferred stock-based compensation had been recognized.

        Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. See Note 2 of the notes to our 2007 consolidated financial statements included in this Annual Report.

        During 2006 and 2007, we recorded $3.0 and $5.6 million of aggregate stock-based compensation expense respectively, of which $2.6 and $5.4 million, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $387,000 and $136,000 in 2006 and 2007, respectively. For 2006, we allocated stock-based compensation expense as follows: $258,000 to cost of service revenues, $394,000 to research and development, $502,000 to sales and marketing and $1.9 to general and administrative. For 2007, we allocated stock-based compensation expense as follows: $702,000 to cost of revenues, $813,000 to research and development, $1.1 million to sales and marketing and $3.0 million to general and administrative. As of December 31, 2007, we had

$17.8 million of unrecognized stock-based compensation expense related to stock-based stock awards that we expect to recognize over a weighted average period of 3.0 years.

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

Overview of Results of Operations for the Years Ended December 31, 2006 and 2007

        In 2007, we signed contracted orders of $195.8 million representing an increase of 43% compared to $137.3 million in 2006. Our backlog grew in 2007 to $279.1 million at December 31, 2007, which is an increase of 29% from $216.8 million of backlog at December 31, 2006. The license portion of our backlog increased from $93.2 million at December 31, 2006 to $113.6 million at December 31, 2007, representing a 22% increase. The service portion of our backlog increased by 34% during this same period, from $123.6 million to $165.5 million. Approximately $126 million of the December 31, 2007 total backlog is expected to be recognized as revenue in 2008. Approximately 23% of the value of our backlog as of December 31, 2007 represented contractual commitments that may be cancelled by our customers at any time with limited notice. Based on historical cancellations since our inception in 1997, 2% of the value of our total backlog is expected to be canceled prior to completion.

        Total revenues increased by 26% or $27.7 million in 2007 compared to the same period in 2006 primarily due to an increase in total service revenues of 30% and license revenues of 19%, and to a lesser extent, the addition of 55 new customers in 2007.

        Our gross margin increased by 21%, or $13.6 million, in 2007 compared to the same period in 2006, primarily due to the increase in revenues.

        Operating income in 2007 of $13.0 million increased by $3.7 million, or 40%, compared to the same period in 2006. Operating income for 2006 and 2007 included $3.0 million and $5.6 million of stock-based compensation expense, respectively.

        The results for 2007 were impacted by foreign exchange rate fluctuations, resulting in increases in both revenue and expenses for the period of 3%.

  Revenues

	Year Ended December 31,
	2006		2007		Change
Revenues by Product Line(1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$72,300	68%	$96,997	72%	$24,697	34%
Clinical data management	22,179	21	21,199	16	(980)	(4)
Safety	12,134	11	16,093	12	3,959	33

Total	$106,613	100%	$134,289	100%	$27,676	26%

(1)
Revenues by Product Line include product license revenues and product-related service revenues.

        The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $15.8 million and $5.4 million, respectively. In addition, we had increases in both consulting services and customer support, totaling $3.4 million. The increase in safety revenues can be attributed to an increase in license revenues and consulting services revenues of $2.8 million and $926,000, respectively. These increases are partially offset by decreases in clinical data management customer support and consulting services revenues, totaling $639,000.

	Year Ended December 31,
	2006		2007		Change
Revenues by Type	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$40,893	38%	$48,784	36%	$7,891	19%
Application hosting services	41,596	39	57,563	43	15,967	38
Consulting services	11,357	11	13,346	10	1,989	18
Customer support	12,767	12	14,596	11	1,829	14

Total	$106,613	100%	$134,289	100%	$27,676	26%

        Total revenues increased in 2007 as compared to the same period in 2006, primarily due to increases in application hosting and license revenues. The increase in revenues associated with our application hosting services in 2007 was primarily due to an approximately 26% increase in production trials under management from approximately 610 at the end of 2006 to approximately 770 at the end of 2007, which includes both application hosting services trials as well as trials hosted for our electronic data capture license customers. The increase in license, consulting and customer support revenues were primarily the result of additional revenue from electronic data capture and safety products, which grew across all applicable revenue categories and resulted from both new and existing customers. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues. Revenues were impacted by foreign exchange rate fluctuations, resulting in an increase in revenues for the period of 3%.

	Year Ended December 31,
	2006		2007		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$54,490	51%	$68,283	51%	$13,793	25%

United Kingdom	35,195	33	46,575	35	11,380	32
France	10,300	10	11,901	9	1,601	16
Asia Pacific	6,628	6	7,530	5	902	14

International subtotal	52,123	49	66,006	49	13,883	27

Total	$106,613	100%	$134,289	100%	$27,676	26%

        The increase in revenues worldwide was primarily due to an increase in application hosting service and license revenues. The increase in U.S. revenues is primarily related to additional application hosting services as well as an increase in electronic data capture and safety license revenues. The growth in international revenues is primarily related to additional application hosting services as well as an increase in license revenues relating to all of our products.

  Cost of Revenues

	Year Ended December 31,
	2006		2007		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$2,698	7%	$2,361	5%	$(337)	(13)%
Services	38,663	59	53,098	62	14,435	37

Total	$41,361	39%	$55,459	41%	$14,098	34%

        The costs of license revenues decreased in 2007 primarily due to a $491,000 decrease in the cost of royalties associated with our electronic data capture software product. The increase in cost of services in 2007 was primarily due to increases in employee-related and contractor expenses of $5.9 million and $3.7 million, respectively, associated with a headcount increase of 46 people and the delivery of increased services revenues. We also had expense increases for depreciation, computer-related, and facilities of $1.3 million, $953,000 and $623,000, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories. In addition, there were also increases in stock-based compensation, telephone and recruiting expense of $444,000, $427,000 and $406,000, respectively.

  Gross Margin

	Year Ended December 31,
	2006		2007		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$38,195	93%	$46,423	95%	$8,228	22%
Services	27,057	41	32,407	38	5,350	20

Total	$65,252	61%	$78,830	59%	$13,578	21%

        The license gross margin percentage increased in 2007 due to a decrease in royalty expense primarily relating to our electronic data capture software. The services gross margin percentage decreased during 2007 as our expense increases outpaced our revenue growth. These expense increases were due to investments we made to enhance our ability to manage additional current and future application service provider related business. The overall gross margin percentage decreased in 2007 due to the decline in license revenue as a percentage of total revenues and the lower services gross margin percentage. It is likely that gross margin, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

  Operating Expenses

	Year Ended December 31,
	2006		2007		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$21,158	20%	$25,209	19%	$4,051	19%
Research and development	16,621	16	20,116	15	3,495	21
General and administrative	18,174	17	20,220	15	2,046	11
In-process research and development	—	—	300	—	300	NM *

Total	$55,953	53%	$65,845	49%	$9,892	18%

  *
  Not Meaningful

        Sales and Marketing.    Sales and marketing expenses increased in 2007 primarily due to a $2.0 million increase in commission expense related to an increase in orders and revenues and in the effective commission rate, as well as due to a $559,000 increase in stock-based compensation expense. We also experienced increases in employee related expenses of $540,000 and in travel of $482,000. In addition, there were increases in marketing programs and outside contractor expense of $164,000 and $119,000, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available. We expect that such increases may fluctuate, however, due to the timing of marketing programs.

        Research and Development.    Research and development expenses increased in 2007 primarily due to employee-related expenses of $1.7 million associated with a headcount increase of 11 people. There were also expense increases for outside contractors and stock -based compensation expense of $863,000 and $419,000, respectively. Further, there were increases in depreciation and facilities expense of $323,000 and $171,000, respectively. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

        General and Administrative.    General and administrative expenses increased in 2007 primarily due to an increase in stock-based compensation expense of $1.1 million and employee-related expenses of $807,000 related to a headcount increase of 3 people as well as an increase in bonuses. In addition, there were also expense increases in taxes and fees, computer related expense, depreciation expense, and employee development expenses of $195,000, $167,000, $154,000 and $165,000, respectively. Computer related expenses include hardware and software support agreements as well as computer accessories. These expense increases were partially offset by an overall decrease in professional fees of $592,000, which included $430,000 of expense related to an acquisition opportunity that was evaluated in 2006, but which we did not pursue, as well as a decrease in bad debt expense of $149,000. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

        In-Process Research and Development.    In-process research and development expenses were $300,000 in 2007, resulting from the 2007 acquisition of Green Mountain. In-process research and development expense represents product development efforts that were under way at Green Mountain at the time of acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: (1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or (2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the date of the acquisition, Green Mountain had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific research and development projects. The fair value of the in-process research and development effort was, therefore, expensed at the time of the acquisition.

  Operating Income

	Year Ended December 31,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$9,299	9%	$12,985	10%	$3,686	40%

        Operating Income.    The increase in operating income in 2007 was primarily due to an increase in revenues, as well as the reduction in operating expenses as a percentage of revenues.

  Other Income (Expense)

	Year Ended December 31,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$2,848	3%	$7,081	5%	$4,233	149%
Other, net	(19)	—	(35)	—	(16)	(84)

Total other income	$2,829	3%	$7,046	5%	$4,217	149%

        Other Income (Expense).    The increase in interest income in 2007 was primarily due to an increase in the amount of our interest bearing cash, cash equivalents, and short-term investments. Our cash, cash equivalents and short-term investments increased primarily due to the $89.1 million of net proceeds received from our offering of 6.3 million shares of common stock (including shares sold upon the exercise of the underwriters' overallotment option), which was completed in June 2007.

  Benefit from Income Taxes

	Year Ended December 31,
	2006		2007		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Benefit from income taxes	$(221)	—%	$(9,170)	(7)%	$(8,949)	NM	*

*
Not meaningful.

        Benefit from Income Taxes.    The effective tax rate benefit for 2007 increased to 46% compared to an effective tax rate benefit of 2% for 2006. In 2007, we determined that it was more likely than not that we would realize the full value of our remaining deferred tax asset and therefore reduced the valuation allowance by an additional $22.7 million. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $16.5 million which resulted in an 80% benefit to the effective tax rate and to goodwill of $6.1 million. We recorded a tax reserve of $531,000 on federal and state research and development tax credits, in accordance with FIN 48, which resulted in a 2.7% increase to the effective tax rate. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million which resulted in a 45% benefit to the effective tax rate and to goodwill of $207,000. See Note 7 of the notes to our 2007 consolidated financial statements contained in this Annual Report.

Overview of Results of Operations for the Years Ended December 31, 2005 and 2006

        In 2006, we signed contracted orders of $137.3 million compared to $90.4 million in 2005, an increase of 52%. Our backlog grew in 2006 to $216.8 million at December 31, 2006, an increase of 17% from $185.3 million of backlog at December 31, 2005. The license portion of our backlog increased from $89.0 million at December 31, 2005 to $93.2 million at December 31, 2006, representing a 5% increase. The service portion of our backlog increased by 28.2% during this same period from $96.4 million to $123.6 million. Approximately 20% of the backlog as of December 31, 2006 represented contract commitments that may be cancelled by our customers at any time with limited notice. Total revenues increased by 22% or $19.6 million in 2006 compared to the same period in 2005 primarily due to an increase in service revenues of 26%.

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

        The results for 2006 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue for the period of 2% and no impact on expenses.

  Revenues

	Year Ended December 31,
	2005		2006		Change
Revenues by Product Line(1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$55,984	64%	$72,300	68%	$16,316	29%
Clinical data management	21,388	25	22,179	21	792	4
Safety	9,709	11	12,134	11	2,426	25

Total	$87,081	100%	$106,613	100%	$19,534	22%

(1)
Revenues by Product Line include product license revenues and product-related service revenues.

        The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $11.1 million and $3.0 million. Consulting services and customer support also increased by a total of $2.2 million. The increase in safety is primarily due to increase of license revenues of $1.9 million.

	Year Ended December 31,
	2005		2006		Change
Revenues by Type	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$35,001	40%	$40,893	38%	$5,892	17%
Application hosting services	30,189	35	41,596	39	11,407	38
Consulting services	9,240	11	11,357	11	2,117	23
Customer support	12,651	14	12,767	12	116	1

Total	$87,081	100%	$106,613	100%	$19,532	22%

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

  Operating Expenses

	Year Ended December 31,
	2005		2006		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$16,033	18%	$21,158	20%	$5,125	32%
Research and development	14,330	17	16,621	15	2,291	16
General and administrative	14,836	17	18,174	17	3,338	23
Litigation settlement	8,500	10	—	—	(8,500)	NM	*
Restructuring	(92)	—	—	—	92	NM	*

Total	$53,607	62%	$55,953	53%	$2,346	4%

*
Not meaningful

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

  Operating Income

	Year Ended December 31,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income (loss)	$(263)	—%	$9,299	9%	$9,562	NM	*

*
Not meaningful

        Operating Income.    The increase in operating income in 2006 was primarily due to the litigation settlement of $8.5 million in 2005 and an increase in gross margin from both license and services which was partially offset by an increase in operating expenses.

  Other Income (Expense)

	Year Ended December 31,
	2005		2006		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$1,735	2%	$2,848	3%	$1,113	64%
Interest expense	(143)	—	—	—	143	—
Other, net	(157)	—	(19)	—	138	88

Total other income	$1,435	2%	$2,829	3%	$1,394	97%

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

        Benefit from Income Taxes.    The effective tax rate benefit for 2006 decreased to 2% as compared to an effective tax rate benefit of 185% for 2005. In 2006, we determined that it was more likely than not that we would realize an additional portion of our deferred tax assets and therefore reduced the valuation allowance by $5.6 million. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5.4 million which resulted in a 45% benefit to the effective tax rate and to goodwill of $207,000. In 2005, we determined that it was more likely than not that we would realize a portion of our deferred tax assets and therefore reduced the valuation allowance by $7.8 million in December 2005. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $4.5 million and to goodwill of $3.2 million, resulting in an effective tax rate benefit of 240%.

Liquidity and Capital Resources

        Our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $69.6 million and $182.6 million at December 31, 2006 and December 31, 2007, respectively, and accounts receivable of $29.7 million and $35.5 million, respectively.

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

        Net cash provided by operating activities was $42.4 million in 2007, which was more than net income of $29.2 million. The difference is primarily due to non-cash charges of depreciation and amortization of $6.9 million and stock-based compensation expense of $5.6 million and increases in deferred revenue of $16.3 million and accrued expenses of $6.2 million. These increases were partially offset by a non-cash benefit of deferred income taxes of $10.8 million, increases in accounts receivable of $5.2 million and deferred costs of $2.5 million, a decrease in accounts payable of $1.7 million, and an increase in prepaid expenses and other current assets of $1.5 million.

        Net cash used by investing activities was $44.1 million during 2007. We received $78.9 million of proceeds from the maturities of short-term investments. This increase was offset due to the purchase of short-term investments of $100.7 million, capital expenditures of $13.4 million, and cash paid for business acquisitions of $8.9 million.

        Net cash provided by financing activities was $92.8 million in 2007, most of which consists of net proceeds from the offering of approximately 6.3 million shares of common stock (including shares sold upon the exercise of the underwriters' overallotment option), which was completed in June 2007.

        At both December 31, 2006 and December 31, 2007, we had a $500,000 outstanding letter of credit related to our leased facilities. The letter of credit reduces the amount available under our line of credit with a bank.

        Substantially all of our long-lived assets as of December 31, 2006 and December 31, 2007 are located in the United States.

        We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

        The following table of our material contractual obligations as of December 31, 2007 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,872	$3,902	$2,779	$1,153	$38

Total	$7,872	$3,902	$2,779	$1,153	$38

        The above table does not include the new lease we entered into subsequent to December 31, 2007. On February 13, 2008, we entered into a lease ("Lease") with BP Fourth Avenue, L.L.C. (the "Landlord") to secure office space for our future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The lease for our current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.

        The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We are not required to pay any rent for the first three months of the initial Lease term. Thereafter, the annual rent on the new lease for years one through five will be $6.6 million, or approximately $548,000 per month. For years six through ten, the annual rent will be

$7.2 million, or approximately $603,000 per month. The total base rent payable in the initial term is $69.1 million.

        In addition to base rent, commencing on January 1, 2010, the Lease requires us to pay our proportionate share of the amount by which defined operating expenses incurred by the Landlord exceed the base year (2009) operating expenses, as defined in the Lease. The Lease also requires us to pay our proportionate share of the amount by which real estate taxes paid or incurred by the Landlord exceed the tax base year (fiscal 2010), as defined in the Lease. In addition, we will be receiving lease incentives, including free rent for the first three months of occupancy and allowances for tenant improvements.

        In connection with the signing of the Lease, we have deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord's favor in the amount of $962,000.

        As of December 31, 2006 and 2007, we had a working capital line of credit with a bank that enables us to borrow up to $2.0 million. As of December 31, 2006 and 2007, there were no amounts outstanding under the working capital line of credit. At December 31, 2006 and 2007, there was $1.5 million available under the line of credit and $500,000 reserved under a letter of credit associated with our leased facilities.

        At December 31, 2007, we had $54.8 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income. These attributes may reduce our future cash tax liability. In addition, we had $15.6 million of net operating losses resulting from excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases to stockholders' equity in the periods in which the losses are utilized to reduce tax payments. In addition, we had $1.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes. The net operating loss and tax credit carryforward periods extend through 2026 and 2027, respectively. In addition, we had $3.6 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We also had $3.1 million of research and development tax credit carryforwards that may be utilized to offset future Massachusetts state taxable income. The Massachusetts tax credit carryforward period extends through 2022. The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. We currently expect to realize the benefit of recorded deferred tax assets as of December 31, 2007 of $26.6 million. Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

        We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.2 million as of December 31, 2007 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 in the notes to our 2007 consolidated financial statements included in this Annual Report.

        On April 24, 2007, we filed a shelf registration statement on Form S-3, which the Securities and Exchange Commission ("SEC") declared effective on May 8, 2007, with respect to the issuance of up to $100 million aggregate principal amount of common stock. One June 1, 2007, we completed an offering of 6.3 million shares of common stock (including shares sold upon the exercise of the underwriters' overallotment option) under this shelf registration statement which generated net proceeds of $89.1 million. We currently intend to use the estimated net proceeds from the sale of these securities for working capital and other general corporate purposes and possible acquisitions of other companies, products or technologies. We may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.

        We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities and our debt facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

        Included within our investment portfolio at December 31, 2007 were $34.5 million of auction rate securities ("ARS"). These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all of which had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as available for sale in our consolidated balance sheet included in this Annual Report and are recorded at cost. Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have provided a liquid market for these securities as investors historically could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, all of our ARS have experienced failed auctions in February and March 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of March 13, 2008, we have liquidated $10.5 million of the securities, and have classified these securities as current assets in our consolidated balance sheet included in this Annual Report as of December 31, 2007. As of March 13, 2008, the par value of the ARS that we continue to own, which is equal to cost, totals $24.0 million and these ARS are classified as long-term investments in the consolidated balance sheet at December 31, 2007, based on the our ability and intent to hold these securities until market conditions improve with successful auctions. We believe that, based on our unrestricted cash, cash equivalents and short term marketable securities balances of $158.6 million at December 31, 2007, excluding ARS of $24.0 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations. If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective for the us in 2008. The adoption of SFAS No. 159 is not expected to have a material effect on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This approach replaces SFAS No. 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year. Earlier adoption is prohibited.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments.

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

  Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During 2005, 2006 and 2007, 47%, 49% and 49%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

        As of December 31, 2006 and 2007, we had $10.5 million and $12.5 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other that the local currency which expose us to foreign exchange rate movements.

        In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under "other income (expense)", while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under "accumulated other comprehensive loss" in stockholders' equity, as they are considered part of our net investment and hence do not give rise to gains or losses.

        We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies As more fully described in Note 2 in the notes to our 2007 consolidated financial statements included in this Annual Report, we regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally for one month. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 2006 and 2007.

        Currently, our largest foreign currency exposure is the British pound, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2006 and 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        As of December 31, 2006 and 2007 we entered into forward foreign exchange contracts to hedge approximately $14.9 million and $19.8 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

  Interest Rate Sensitivity

        We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $69.6 million and $182.6 million at December 31, 2006 and 2007, respectively. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Included within our investment portfolio at December 31, 2007 were $34.5 million of auction rate securities ("ARS"). These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as available for sale in our consolidated balance sheet included in this Annual Report and are recorded at cost. Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have provided a liquid market for these securities as investors historically could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, all of our ARS have experienced failed auctions in February and March 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of March 13, 2008, we have liquidated $10.5 million of the securities, and have classified these securities as current assets in our consolidated balance sheet included in this Annual Report as of December 31, 2007. As of March 13, 2008, the par value of the ARS that we continue to own, which is equal to cost, totals $24.0 million and are classified as long-term investments in the consolidated balance sheet at December 31, 2007, based on the our ability and intent to hold these securities until market conditions improve with successful auctions. We believe that, based on our unrestricted cash, cash equivalents and short term marketable securities balances of $158.6 million at December 31, 2007, excluding ARS of $24.0 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations. If in the future we determine that any decline in value of the ARS is other-than- temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

        We have a working capital line of credit which bears interest based upon the prime rate. At December 31, 2006 and 2007, there were no amounts outstanding under our working capital line of credit.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data of Phase Forward Incorporated are listed under Part IV, Item 15, in this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

(1)    Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(2)    Report of Management on Internal Control over Financial Reporting

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

        Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report is contained in Section 4 below.

(3)    Changes in Internal Controls Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phase Forward Incorporated

        We have audited Phase Forward Incorporated 's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phase Forward Incorporated 's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Phase Forward Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phase Forward Incorporated as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Phase Forward Incorporated and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 12, 2008

Item 9B.    Other Information.

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

        Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that: our Vice President of Quality and Regulatory Compliance, Michael Owings; our Senior Vice President and General Counsel, D. Ari Buchler; our Senior Vice President and Chief Financial Officer, Rodger Weismann; our Vice President of Worldwide Sales, Stephen J. Powell; our President, Lincoln Technologies, Inc., Channing Russell, and our Vice President, Corporate Development, Martin Young have each entered into a trading plan covering periods after the date of this Annual Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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
The following documents are filed as part of this report:

(1)
Financial Statements

    Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 2006 and 2007

    Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2005, 2006 and 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

EXHIBIT INDEX

Exhibit No.		Description
2.1	#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2005).
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 15, 2006).
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
4.1		Specimen Certificate for shares of the Registrant's Common Stock. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.2	+	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.3	+	2004 Stock Option and Incentive Plan As Amended and Restated March 2006. (Incorporated by reference herein to Exhibits 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 8, 2006).
10.4	+	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006. (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007.)
10.5	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.6	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.7	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.8	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.9	+	Form of Stock Option Grant Certificate under the Registrant's Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2005).
10.10	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.11	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2007).
10.12	+	Form of Restricted Stock Unit pursuant to Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on March 6, 2007).

10.13	+*	2008 Management Incentive Plan.
10.14	+*	2008 Global Sales Executive Incentive Compensation Plan.
10.15	+*	Summary of cash compensation practices for non-employee directors.
10.16	+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005. (Incorporated by reference herein to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005).
10.17	+	Amendment to Executive Agreement dated June 6, 2006 (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.18	+*	Form of Executive Agreement between the Registrant and its officers, as amended June 6, 2006 and restated on February 28, 2008.
10.19	+	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.20	+	Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.21	#	Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 10, 2004).
10.22		Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.23		License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.24		Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.25		Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2008).
10.26		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006)..
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2008.

PHASE FORWARD INCORPORATED
By:	/s/ ROBERT K. WEILER Robert K. Weiler President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. WEILER Robert K. Weiler	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2008
/s/ RODGER WEISMANN Rodger Weismann	Senior Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)	March 17, 2008
/s/ PAUL A. BLEICHER, M.D., PH.D. Paul A. Bleicher, M.D., Ph.D	Chairman of the Board	March 17, 2008
/s/ AXEL BICHARA Axel Bichara	Director	March 17, 2008
/s/ JAMES I. CASH, JR., PH.D James I. Cash, Jr., Ph.D	Director	March 17, 2008
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director	March 17, 2008
/s/ GARY E. HAROIAN Gary E. Haroian	Director	March 17, 2008
/s/ KENNETH I. KAITIN, PH.D Kenneth I. Kaitin, Ph.D	Director	March 17, 2008
/s/ DENNIS R. SHAUGHNESSY Dennis R. Shaughnessy	Director	March 17, 2008

Phase Forward Incorporated
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Phase Forward Incorporated

        We have audited the accompanying consolidated balance sheets of Phase Forward Incorporated as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase Forward Incorporated at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phase Forward Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 12, 2008

Phase Forward Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$42,169	$133,401
Short-term investments	27,466	25,171
Accounts receivable, net of allowance of $384 and $270 in 2006 and 2007, respectively	29,652	35,515
Deferred set up costs, current portion	1,649	2,062
Prepaid commissions and royalties, current portion	3,570	4,458
Prepaid expenses and other current assets	2,972	4,513
Deferred income taxes	5,158	10,061

Total current assets	112,636	215,181

Long-term investments	—	24,050
Property and equipment, net	8,561	15,967
Deferred set up costs, net of current portion	1,000	1,347
Prepaid commissions and royalties, net of current portion	2,670	3,614
Intangible assets, net of accumulated amortization of $1,176 and $2,044 in 2006 and 2007, respectively	2,724	3,356
Goodwill	27,820	25,511
Deferred income taxes	4,988	16,576
Other assets	252	267

Total assets	$160,651	$305,869

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,893	$1,222
Accrued expenses	14,183	20,724
Accrued earn-out	3,500	—
Deferred revenues, current portion	47,128	61,750
Deferred rent, current portion	352	240

Total current liabilities	68,056	83,936

Deferred revenues, net of current portion	3,527	5,380
Deferred rent, net of current portion	596	116
Other long-term liabilities	451	—

Total liabilities	72,630	89,432

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—35,529 and 42,724 shares in 2006 and 2007, respectively	355	428
Additional paid-in capital	176,545	274,869
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive income (loss)	(72)	746
Accumulated deficit	(88,696)	(59,495)

Total stockholders' equity	88,021	216,437

Total liabilities and stockholders' equity	$160,651	$305,869

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues:
License	$35,001	$40,893	$48,784
Service	52,080	65,720	85,505

Total revenues	87,081	106,613	134,289
Costs of revenues:
License	2,513	2,698	2,361
Service(1)	31,224	38,663	53,098

Total cost of revenues	33,737	41,361	55,459
Gross margin:
License	32,488	38,195	46,423
Service	20,856	27,057	32,407

Total gross margin	53,344	65,252	78,830

Operating expenses:
Sales and marketing(1)	16,033	21,158	25,209
Research and development(1)	14,330	16,621	20,116
General and administrative(1)	14,836	18,174	20,220
Litigation settlement	8,500	—	—
Restructuring	(92)	—	—
In-process research and development	—	—	300

Total operating expenses	53,607	55,953	65,845

Income (loss) from operations	(263)	9,299	12,985
Other income:
Interest income	1,735	2,848	7,081
Interest expense	(143)	—	—
Other expense	(157)	(19)	(35)

Total other income	1,435	2,829	7,046

Income before benefit from income taxes	1,172	12,128	20,031
Benefit from income taxes	(2,169)	(221)	(9,170)

Net income	3,341	12,349	29,201

Net income applicable to common stockholders	$3,341	$12,349	$29,201

Net income per share applicable to common stockholders:
Basic	$0.10	$0.36	$0.76

Diluted	$0.10	$0.35	$0.72

Weighted average number of common shares used in net income per share calculations:
Basic	33,026	34,104	38,642

Diluted	35,092	35,737	40,739

(1)
Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$60	$258	$702
Sales and marketing	30	502	1,061
Research and development	166	394	813
General and administrative	351	1,868	3,002

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Stockholders' Equity

and Comprehensive Income

(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Subscription Receivable	Deferred Stock-Based Compensation
Balance at December 31, 2004	32,399	$324	$165,462	$(127)	$(1,755)
Foreign currency translation adjustment	—	—	—	—	—
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	1,169	12	3,099	—	—
Issuance of common stock under employee stock purchase plan	152	1	855	—	—
Reversal of deferred stock-based compensation	—	—	(537)	—	537
Amortization of deferred stock-based compensation expense
Tax benefit related to exercise of stock options	—	—	—	—	607
Net income	—	—	68	—	—

Total comprehensive income
Balance at December 31, 2005	33,720	337	168,947	—	(611)
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(611)	—	611
Foreign currency translation adjustment	—	—	—	—	—
Exercise of common stock options	847	8	3,212	—	—
Issuance of common stock under employee stock purchase plan	26	1	328	—	—
Issuance of restricted stock, net of forfeitures	936	9	(9)	—	—
Stock-based compensation expense	—	—	3,022	—	—
Tax benefit related to exercise of stock options	—	—	1,656	—	—
Net income	—	—	—	—	—

Total comprehensive income
Balance at December 31, 2006	35,529	355	176,545	—	—
Foreign currency translation adjustment	—	—	—	—	—
Issuance of common stock under employee stock-based compensation plans	880	9	3,370	—	—
Issuance of common stock under employee stock purchase plan	16	—	290	—	—
Forfeitures of restricted stock awards	(26)	—	—	—	—
Issuance of common stock under public offering, net of costs	6,325	64	89,086	—	—
Stock-based compensation expense	—	—	5,578	—	—
Net income	—	—	—	—	—

Total comprehensive income
Balance at December 31, 2007	42,724	$428	$274,869	$—	$—

Phase Forward Incorporated

Consolidated Statements of Stockholders' Equity
and Comprehensive Income (Continued)

(in thousands, except per share amounts)

	Treasury Stock	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income
Balance at December 31, 2004	(111)	$(160)	$(104,386)	$59,247
Foreign currency translation adjustment	—	(640)	—	(640)	$(640)
Payment of subscription receivable	—	—	—	127	—
Exercise of common stock options and warrant	—	—	—	3,111	—
Issuance of common stock under employee stock purchase plan	—	—	—	856	—
Reversal of deferred stock-based compensation	—	—	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	607	—
Tax benefit related to exercise of stock options	—	—	—	68	—
Net income	—	—	3,341	3,341	3,341

Total comprehensive income					$2,701

Balance at December 31, 2005	(111)	(800)	(101,045)	66,717	—
Reclassification of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—
Foreign currency translation adjustment	—	728	—	728	728
Exercise of common stock options	—	—	—	3,220	—
Issuance of common stock under employee stock purchase plan	—	—	—	329	—
Issuance of restricted stock, net of forfeitures	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,022	—
Tax benefit related to exercise of stock options	—	—	—	1,656	—
Net income	—	—	12,349	12,349	12,349

Total comprehensive income					$13,077

Balance at December 31, 2006	$(111)	$(72)	$(88,696)	$88,021
Foreign currency translation adjustment	—	818	—	818	818
Issuance of common stock under employee stock-based compensation plans	—	—	—	3,379	—
Issuance of common stock under employee stock purchase plan	—	—	—	290	—
Forfeitures of restricted stock awards	—	—	—	—	—
Issuance of common stock under public offering, net of costs	—	—	—	89,150	—
Stock-based compensation expense	—	—	—	5,578	—
Net income	—	—	29,201	29,201	29,201

Total comprehensive income					$30,019

Balance at December 31, 2007	$(111)	$746	$(59,495)	$216,437

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities
Net income	$3,341	$12,349	$29,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,705	5,179	6,928
Stock-based compensation	607	3,022	5,578
In-process research and development fee expense	—	—	300
Loss on disposal of fixed assets	54	51	—
Foreign currency exchange loss	169	15	42
Provision for allowance for doubtful accounts	38	224	56
Tax benefit related to exercise of stock options	68	(1,656)	—
Deferred income taxes	(4,542)	(5,413)	(10,775)
Non-cash income tax expense	2,056	4,658	—
Amortization of net discounts on short-term investments	(67)	(12)	43
Changes in assets and liabilities:
Accounts receivable	(5,032)	(3,980)	(5,176)
Deferred costs	(1,058)	(535)	(2,450)
Prepaid expenses and other current assets	25	(636)	(1,476)
Accounts payable	442	759	(1,719)
Accrued expenses	457	2,100	6,194
Accrued litigation settlement	8,500	(8,500)	—
Deferred revenue	10,400	4,321	16,292
Deferred rent	(76)	(579)	(589)

Net cash provided by operating activities	19,087	11,367	42,449

Investing activities
Proceeds from maturities of short-term investments	9,397	40,188	78,897
Purchase of short-term investments	(13,371)	(58,836)	(100,694)
Purchase of property and equipment	(5,132)	(5,230)	(13,407)
Decrease (increase) in other assets	9	(32)	2
Cash paid for acquisitions of businesses, net of cash acquired	(10,614)	(2,000)	(8,891)

Net cash used in investing activities	(19,711)	(25,910)	(44,093)

Financing activities
Payments on lines of credit and notes payable	(4,407)	—	—
Proceeds from issuance of common stock	3,968	3,549	92,819
Tax benefit related to exercise of options	—	1,656	—
Proceeds from repayment of subscriptions receivable	127	—	—

Net cash (used in) provided by financing activities	(312)	5,205	92,819

Effect of exchange rate changes on cash and cash equivalents	(770)	(272)	57

Net (decrease) increase in cash and cash equivalents	(1,706)	(9,610)	91,232
Cash and cash equivalents at beginning of year	53,485	51,779	42,169

Cash and cash equivalents at end of year	51,779	42,169	133,401
Short-term and long-term investments at end of year	8,807	27,466	49,221

Total cash, cash equivalents, short-term and long-term investments at end of year	$60,586	$69,635	$182,622

Supplemental disclosure of cash flow information
Cash paid for interest	$98	$—	$—

Cash paid for income taxes	$291	$493	$388

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Supplemental disclosure of non-cash financing activities
Accrued earn-out in connection with acquisition of Lincoln Technologies, Inc.	$2,000	$3,500	$—

Release of valuation allowance	$3,230	$207	$16,535

Supplemental disclosure of cash flows related to acquisitions of businesses (Note 3)
Cash paid for acquisition of Lincoln Technologies, Inc:
Fair value of assets acquired	$1,748	$—	$—
Liabilities assumed, including acquisition costs paid	(912)	—	—
Acquired intangible assets	3,900	—	—
Costs in excess of net assets acquired	6,430	2,000	3,500

Cash paid	11,166	2,000	3,500
Less cash acquired	552	—	—

Cash paid for acquisition of Lincoln Technologies, Inc., net of cash acquired	10,614	2,000	3,500

Cash paid for acquisition of Green Mountain Logic, Inc.:
Fair value of assets acquired	—	—	306
Liabilities assumed, including acquisition costs paid	—	—	(652)
Acquired intangible assets	—	—	1,500
Costs in excess of net assets acquired	—	—	3,943
In-process research and development expense	—	—	300

Cash paid	—	—	5,397
Less cash acquired	—	—	6

Cash paid for acquisition of Green Mountain Logic, Inc., net of cash acquired	—	—	5,391

Total cash paid for acquisition of businesses, net of cash acquired	$10,614	$2,000	$8,891

See accompanying notes.

Phase Forward Incorporated

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2006 and 2007

(in thousands, except share and per share amounts)

1.     Organization and Operations

        Phase Forward Incorporated (the Company or Phase Forward) is a provider of integrated enterprise-level software products, services and hosted solutions for use in its customers' global clinical trial and drug safety monitoring activities. The Company's customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CRO's, and other entities engaged in clinical trial and safety monitoring activities.

        The Company has operations in the United States, the United Kingdom, France, Belgium, Japan, Australia and India.

2.     Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

        The Company believes that a critical accounting policy is one that is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management's Estimates and Uncertainties

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

        Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, allowances for doubtful accounts, provisions for losses on uncompleted contracts, expected future cash flows used to evaluate recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, restructuring and other related charges, any contingent liabilities, stock-based compensation expense and the recoverability of the Company's net deferred tax assets and related valuation allowance.

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

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

Revenue Recognition and Deferred Set Up Costs

        The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company's software products including: InForm™, Clintrial™, WebSDM™, Empirica Trace™ (formerly Clintrace™), WebVDME™ and CTSD™. Service revenues are derived principally from the Company's delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company's products.

        The components of revenues are as follows:

	Year Ended December 31,
	2005	2006	2007
License	$35,001	$40,893	$48,784
Application hosting services	30,189	41,596	57,563
Consulting services	9,240	11,357	13,346
Customer support	12,651	12,767	14,596

Total	$87,081	$106,613	$134,289

        The Company recognizes software license revenues in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, issued by the American Institute of Certified Public Accountants ("AICPA"), while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity's Hardware, SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

        The Company generally enters into software term licenses for its InForm, Clintrial and Empirica Trace products with its customers for 3- to 5-year periods. License agreements for other products are generally for annual or multi-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

        The Company's software license revenues are earned from the sale of off-the-shelf software requiring no significant modification or customization subsequent to delivery to the customer. Consulting services, which can also be performed by third-party consultants, are deemed to be non-essential to the functionality of the software and typically are for trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures.

        Customer support includes training services, telephone support and software maintenance. The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management's estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The value of the Company's consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature. The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The customer support services rate of 10% for multi-year term-based licenses reflects a significant discount from the rate for customer support services associated with perpetual licenses due to the reduction in the time period during which the customer can utilize the upgrades and enhancements. The Company believes this rate is substantive and represents an amount it believes reasonable to be allocated. The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

        The Company continues to sell additional perpetual licenses for the Clintrial and Empirica Trace software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company continues to generate customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

        In addition to making its software products available to customers through licenses, the Company offers its InForm, WebVDME, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Revenues resulting from InForm application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are revenues attributable to the software license used by the customer.

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

        The Company deferred $2,307, $2,685 and $3,423 of set up costs and amortized $1,707, $2,084 and $2,663 of set up costs during the years ended December 31, 2005, 2006 and 2007, respectively. The amortization of deferred set up costs is a component of cost of services.

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

        In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company included $720, $635 and $776 of reimbursable out-of-pocket expenses in service revenues and cost of service revenues in the years ended December 31, 2005, 2006 and 2007, respectively.

Internal Use Software and Website Development Costs

        The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs which sets forth the accounting for website development costs based on the website development

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software's estimated useful life. The Company capitalized $396 during the year ended December 31, 2005, related to Company-wide financial systems and a user management system and has included these amounts in purchased computer software in the accompanying consolidated financial statements. No amounts were capitalized during the years ending December 31, 2006 and 2007. The Company amortizes such costs when the systems become operational. These costs are being amortized over an estimated life of three years. Amortization expense was $95, $162 and $148 during 2005, 2006 and 2007, respectively.

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

        Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by the Company. The Company deferred $3,597, $6,410 and $9,381 of commissions and amortized to sales and marketing expense $3,685, $5,409 and $7,455 during the years ended December 31, 2005, 2006 and 2007, respectively.

        The Company's royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $3,306, $2,260 and $2,497 of royalties and amortized to cost of revenues $2,913, $3,117 and $2,591 during the years ended December 31, 2005, 2006 and 2007, respectively.

Warranties and Indemnification

        The Company's software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company's product documentation under normal use and circumstances. The Company's arrangements also include certain provisions for indemnifying customers

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

against liabilities if its products or services infringe a third party's intellectual property rights. See the discussion of possible indemnification obligations in Note 9.

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

Net Income Per Share

        Basic and diluted net income per share is presented in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. Diluted net income per share in 2005, 2006 and 2007 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

        The calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net income applicable to common stockholders	$3,341	$12,349	$29,201

Denominator:
Weighted average common shares outstanding	33,026,437	34,642,359	39,569,061
Less weighted average unvested restricted common shares outstanding	—	(538,117)	(927,374)

Basic weighted average common shares outstanding	33,026,437	34,104,242	38,641,687
Dilutive effect of common stock options	2,065,769	1,604,789	1,683,927
Dilutive effect of unvested restricted common stock awards and units	—	27,476	413,315

Diluted weighted average common shares outstanding	35,092,206	35,736,507	40,738,929

Net income per share applicable to common stockholders:
Basic	$0.10	$0.36	$0.76

Diluted	$0.10	$0.35	$0.72

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average common shares outstanding as of December 31, 2005, 2006 and 2007 respectively, as their effect would have been anti-dilutive.

	As of December 31,
	2005	2006	2007
Options outstanding	2,166,006	110,983	—
Unvested restricted common stock awards	—	27,365	64,720

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's subsidiaries in the United Kingdom, France, Belgium, Germany, Japan, India and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of approximately $169, $15 and $42 for the years ended December 31, 2005, 2006 and 2007, respectively, and such losses are included in other income (expense) in the accompanying consolidated statements of operations.

        Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders' equity.

Derivative Instruments

        The Company has adopted the accounting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company enters into forward foreign exchange contracts to hedge transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries against currency fluctuations. These forward contracts are used to reduce the Company's risk associated with foreign currency exchange rate changes, as the gains or losses on these contracts are intended to offset the gains or losses on the underlying exposures. The Company does not engage in foreign currency speculation. (See Note 11).

Cash, Cash Equivalents, Short-term and Long-term Investments

        The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company's intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and (losses) excluded from earnings and reported in a separate component of stockholders' equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. All securities, with the exception of

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

auction rate securities, are classified as held-to-maturity securities. The auction rate securities are debt instruments issued by various municipalities throughout the United States and are classified as available for sale because it is the Company's intent not to hold them to maturity.

        Cash, cash equivalents and short-term investments as of December 31, 2006 and 2007 consist of the following:

	December 31, 2006
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$15,558	$15,558
Certificate of deposit	48.5 days	1,950	1,950
Money market funds	Demand	24,661	24,661

Total cash and cash equivalents		$42,169	$42,169

Auction rate securities	31.4 years	$3,200	$3,200
Certificate of deposit	195 days	2,550	2,549
U.S. agency notes	297 days	7,952	7,952
Corporate bonds	280 days	13,764	13,760

Total short-term investments		$27,466	$27,461

	December 31, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value
Cash	Demand	$8,718	$8,718
Certificate of deposit	50 days	3,100	3,100
Money market funds	Demand	121,583	121,583

Total cash and cash equivalents		$133,401	$133,401

Auction rate securities	27 years	$10,450	$10,450
Certificate of deposit	173 days	1,502	1,501
U.S. agency notes	—	—	—
Corporate bonds	210 days	13,219	13,222

Total short-term investments		$25,171	$25,173

Auction rate securities	27 years	$24,050	$24,050

Total long-term investments		$24,050	$24,050

        The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments. To date, the Company has not recorded any unrealized gains or losses in connection with its auction rate securities.

        At December 31, 2007, the Company had $34,500 in auction rate securities ("ARS"). These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as available for sale in the accompanying consolidated balance sheet, and are recorded at cost.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have provided a liquid market for these securities as investors historically could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, all of the Company's ARS have experienced failed auctions in February and March 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of March 13, 2008, the Company has liquidated $10,450 of the securities, and has classified these securities as current assets in the accompanying consolidated balance sheet as of December 31, 2007. As of March 13, 2008, the par value of the ARS that the Company continues to own, which is equal to cost, totals $24,050 and these ARS are classified as long-term investments in the accompanying consolidated balance sheet at December 31, 2007, based on the Company's ability and intent to hold these securities until market conditions improve with successful auctions. The Company believes that, based on its unrestricted cash, cash equivalents and short term marketable securities balances of $158,572 at December 31, 2007, excluding ARS of $24,050, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company's liquidity, cash flow or the Company's ability to fund its operations. If in the future the Company determines that any decline in value of the ARS is other-than-temporary, the Company would be required to recognize the loss in its statement of income, which could have a material impact on the Company's operating results in the period it is recognized.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Purchased computer software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

        Property and equipment consists of the following:

	Year Ended December 31,
	2006	2007
Office and computer equipment	$23,591	$24,026
Purchased computer software	6,358	13,142
Furniture and fixtures	802	919
Leasehold improvements	671	732

	31,422	38,819
Less accumulated depreciation	(22,861)	(22,852)

Property and equipment, net	$8,561	$15,967

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Depreciation expense for the years ended December 31, 2005, 2006, and 2007 was $3,399, $4,309 and $6,061, respectively. Repair and maintenance costs are expensed as incurred.

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

Concentration of Credit Risk

        Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents, short-term investments, accounts receivable and forward foreign exchange contracts. The Company maintains its cash and cash equivalents and forward foreign exchange contracts with credit worthy financial institutions. Concentrated credit risk with respect to accounts receivable is limited to large, creditworthy customers. The Company's customers are principally located in the United States, Europe and Asia. Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of December 31, 2007. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral or enter into master netting agreements to mitigate credit risk.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable.

	Revenue		Accounts Receivable
	Number of Customers	Percent of Total Revenue	Number of Customers	Percent of Total Accounts Receivable
Year ended December 31:
2005	1	16%	2	29	%*
2006	1	18%	—	—
2007	1	15%	—	—

*
Includes a customer (Eli Lilly and Company) that was the holder of record of approximately one percent of the Company's outstanding common stock.

        The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event third-party web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

        The following table summarizes activity in the Company's allowance for doubtful accounts.

	Year Ended December 31,
	2005	2006	2007
Beginning of period	$391	$318	$384
Bad debt expense	38	224	56
Write-offs	(111)	(158)	(170)

End of period	$318	$384	$270

Disclosure of Fair Value of Financial Instruments

        SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, forward foreign exchange contracts and a line of credit. The fair value of these financial instruments approximates their carrying amount.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income solely consists of foreign currency translation adjustments and is disclosed in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the Company's financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company's initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

        For service-based options, accounted for under SFAS No. 123(R), the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, the Company recognizes expense on a straight-line basis over the estimated performance period. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized stock-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

        Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company's common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During the years ended December 31, 2003 and 2004, in accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2007, the Company had no deferred stock-based compensation remaining to be amortized. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        For the year ended December 31, 2005, had the Company's stock option grants to employees been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, the Company's net income and net income per share would have been as follows:

Year Ended December 31, 2005
Net income applicable to common stockholders, as reported	$3,341
Add: Stock-based compensation expense included in reported net income, net of related tax effects	607
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,819)

Pro forma net income	$1,129

Diluted net income per share applicable to common stockholders, as reported	$0.10

Pro forma net income per share applicable to common stockholders	$0.03

        For options accounted for under SFAS No. 123(R), and for purposes of the SFAS No. 123 pro forma reconciliation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended December 31,
	2005	2006	2007(1)
Risk-free interest rate	4.06%	4.65%	N/A
Expected dividend yield	—	—	N/A
Expected life (years)	4.12	4.28	N/A
Expected volatility	59%	53%	N/A
Weighted-average fair value per share of options granted	$3.47	$4.21	N/A
Weighted-average fair value per share of restricted stock awards granted	N/A	$12.42	$19.30

    (1)
    In 2007, no stock options were granted.

        For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company's historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company has issued the following types of equity awards which are taken into account when calculating stock-based compensation: (i) restricted stock awards, (ii) restricted stock units, (iii) stock options, referred to below as service-based stock options, that vest in accordance with a schedule determined at the time of grant and (iv) stock options, referred to as milestone options, that vest upon the earlier of attainment of specified milestones or a specified number of years from the date of grant. In 2005 and 2006, the Company applied a forfeiture rate of 8%, derived from an analysis of its historical data for restricted stock awards and units, service-based stock options and milestone options, in determining the expense recorded in the accompanying consolidated statements of income. In 2007, the Company has applied forfeiture rates of 4%, 8% and 12%, derived from an analysis of its historical data, for restricted stock awards and units, service-based stock options, and milestone options, respectively, in determining the expense recorded in the Company's consolidated statements of income.

        In 2004, the Company adopted the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the "2004 ESPP") which was amended effective December 1, 2005 and is now considered a non-compensatory plan under SFAS No. 123(R) (see Note 10).

        Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the last reported sale price of the Company's common stock on the first business day of the payment period and (2) 85% of the last reported sale price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the last reported sale price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan under SFAS No. 123(R).

        The Company has calculated the SFAS No. 123 pro forma expense for shares purchased under the 2004 ESPP using the following weighted-average assumptions:

Year Ended December 31, 2005
Risk-free interest rate	2.89%
Expected dividend yield	—
Expected life (years)	0.5
Expected volatility	60%

        During the years ended December 31, 2006 and December 31, 2007, the Company recorded $3,022 and $5,578 of aggregate stock-based compensation expense respectively, of which $2,635 and $5,442, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $387 and $136, in 2006 and 2007, respectively. For the year ended December 31, 2006, stock-based compensation expense was allocated as follows: $258 to cost of revenues, $394 to research and development, $502 to sales and marketing and $1,868 to general and administrative expense. For the year ended December 31, 2007, stock-based compensation expense was allocated as follows: $702 to cost of service revenues; $813 to research and development; $1,061 to sales and marketing; and $3,002 to general and administrative. For the year ended December 31, 2006, stock-based compensation expense reduced basic and diluted earnings per share by $0.09 and $0.08, respectively. As of December 31, 2007, there was $17,829 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 3.0 years.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109. The statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company adopted the provisions of FASB Interpretation No. ("FIN") 48, an interpretation of SFAS No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses totaled $133, $42 and $22 for the years ended December 31, 2005, 2006 and 2007, respectively.

Recently Issued Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

        In February 2007, The FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective for the Company in 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No.141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). That replaces Statement 141's cost-allocation process, which required the cost of an

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited.

3.     Acquisitions

Lincoln Technologies, Inc.

        On August 25, 2005, the Company acquired all of the outstanding capital stock of Lincoln Technologies, Inc. (Lincoln), a provider of products and services for drug safety, clinical trial safety signal detection, and applied data standards. The acquired technology and products of Lincoln provide the Company with an expanded drug safety offering and enhance the Company's ability to offer innovative software and services in the drug safety market. The Company paid a premium for Lincoln to enable it to expand its offerings in the drug safety market and to obtain a valuable workforce.

        The aggregate purchase price was $16,667. The acquisition agreement called for additional cash consideration to be paid subject to achievement of certain financial targets in 2005 and 2006, of up to $2,000 and $4,000, respectively. The defined 2005 financial targets were achieved and, accordingly, the Company accrued additional consideration of $2,000 in 2005 which was paid in May 2006. The acquisition agreement was amended in September 2006 to amend the terms of the remaining contingent earn-out payment for which the security holders of Lincoln could be eligible in 2007 under the acquisition agreement. Pursuant to the amendment, the Company agreed to pay the security holders of Lincoln an aggregate of $3,500 in cash on December 26, 2007 in satisfaction of the Company's remaining payment obligations under the acquisition agreement. The $3,500 was accrued as of December 31, 2006. The acquisition of Lincoln was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Lincoln have been included in the audited consolidated financial statements since the date of acquisition.

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition and the additional cash consideration of $2,000 in 2005 and $3,500 in 2006:

		Amount
Current assets		$1,679
Property, plant and equipment		263
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,800
Customer base (five year useful life)	1,600
Other intangible assets (two to five year useful life)	500	3,900

Goodwill		11,497

Total assets acquired		17,339
Current liabilities		(672)

Net assets acquired		$16,667

        Included in liabilities assumed is a provision for lease abandonment costs of approximately $270 relating to the leased facilities of Lincoln.

        A rollforward of the liability for lease abandonment costs is as follows:

	Year Ended December 31,
	2006	2007
Beginning of period	$222	$17
Reduction to provision for sublease	(117)	—
Payments made	(125)	(117)
Payments received from sublease	37	100

End of period	$17	$—

        The following table presents selected unaudited financial information of the Company and Lincoln as if the acquisition had occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2005.

Year Ended December 31 2005
Pro forma revenues	$90,022
Pro forma loss from operations	(1,121)
Pro forma net income applicable to common stockholders	2,686
Pro forma net income per share applicable to common stockholders:
Basic	$0.08
Diluted	$0.08

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Green Mountain Logic, Inc.

        On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. (Green Mountain), a process automation software company that provides targeted solutions for the life sciences industry, including LabPas Phase I clinic automation software. The Company paid a premium to acquire the technology and products of Green Mountain which provide the Company with a solution targeted for Phase I clinical trials.

        The aggregate purchase price was $5,397. The acquisition of Green Mountain was accounted for as a purchase under SFAS No. 141. Accordingly, the results of Green Mountain have been included in the audited consolidated financial statements since the date of acquisition.

        The components of the consideration are as follows:

Amount
Initial cash paid	$5,250
Acquisition costs	147

Total purchase price to be allocated to acquired asset subject to amortization	$5,397

        The following table summarizes the allocation of the initial purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

		Amount
Current assets		$287
Property, plant and equipment		19
Intangible assets subject to amortization:
Developed technology (five year useful life)	$1,300
Customer base (five year useful life)	100
Trade name (five year useful life)	100	1,500

Goodwill		3,943

Total assets acquired		5,749
Current liabilities		(267)
Long-term liabilities (deferred tax liabilities)		(385)
In-process R&D expense		300

Net assets acquired		$5,397

        The Company has not furnished proforma financial information relating to the Green Mountain acquisition because such information is not material to the Company's financial results.

4.     Goodwill and Intangible Assets

        Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

        The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2007. Based on

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

the results of the first step of the goodwill impairment test, the Company has determined that no impairment of goodwill existed at December 31, 2007, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.

        A rollforward of the net carrying amount of goodwill is as follows:

	Year Ended December 31,
	2006	2007
Beginning of year	$24,960	$27,820
Increase (decrease) associated with the acquisition of Lincoln	3,067	(122)
Release of valuation allowance related to acquired net operating losses—(see Note 7)	(207)	(6,130)
Increase associated with the acquisition of Green Mountain (see Note 3)	—	3,943

End of year	$27,820	$25,511

        The utilization of or release of the valuation allowance related to acquired net operating losses reflects an actual or anticipated reduction in cash payments to local taxing authorities for income taxes that are not reflected as a benefit in the income tax provision for financial statement purposes but rather as a reduction to goodwill. In 2006, the Company determined that it was more likely than not that it would realize an additional portion of its deferred tax assets and therefore reduced the valuation allowance by $5,620. This benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207. In 2007, the Company determined that it was more likely than not that it would realize the full value of its deferred tax asset and therefore reduced the remaining valuation allowance by an additional $22,665. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $16,535 and to goodwill of $6,130.

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

        Intangible assets, all of which relate to the acquisitions of Lincoln Technologies and Green Mountain, consist of the following as of December 31, 2006 and 2007:

		As of December 31, 2006		As of December 31, 2007
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$1,800	$487	$3,100	$890
Customer relationships	5 years	1,600	432	1,700	756
Non-compete agreements	2 years	300	203	300	300
Tradename	5 years	200	54	300	98

Total		$3,900	$1,176	$5,400	$2,044

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Amortization expense related to intangible assets for the years ended December 31, 2005, 2006 and 2007 was $306, $870 and $867, respectively.

        The estimated remaining amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount
2008	$1,020
2009	1,020
2010	766
2011	300
2012	250

Total	$3,356

5.     Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2006	2007
Accrued payroll and related benefits	$8,338	$12,084
Accrued other expenses	3,720	4,922
Accrued royalties	1,553	2,010
Accrued income taxes	572	1,708

	$14,183	$20,724

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

7.     Income Taxes

        Income before the benefit from income taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007
Domestic	$(164)	$10,624	$18,348
Foreign	1,336	1,504	1,683

Total	$1,172	$12,128	$20,031

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The benefit from income taxes in the accompanying consolidated statements of income consists of the following:

	Year Ended December 31,
	2005	2006	2007
Current provision:
Federal	$1,963	$4,062	$876
State	179	625	(9)
Foreign	231	505	738

Total	$2,373	$5,192	$1,605

Deferred (benefit) provision:
Federal	$(3,070)	$(4,785)	$(9,925)
State	(297)	(741)	(755)
Foreign	(1,175)	113	(95)

Total	$(4,542)	$(5,413)	$(10,775)

Total benefit	$(2,169)	$(221)	$(9,170)

        Generally, tax laws require net operating loss carryforwards to be used in the order generated. As a result, in the years ended December 31, 2005, 2006 and 2007, a portion of the operating losses utilized by the Company related to net operating losses acquired in the Clinsoft acquisition to offset taxable income. The benefit of these net operating losses has been reflected as a reduction to goodwill (see Note 4). The current utilization of net operating losses reduces the income tax payable.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007
Federal statutory rate	34%	34%	35%
State tax	—	3	3
Tax Credits (research and development)	—	—	(5)
Increase in tax reserves	—	—	4
Decrease in valuation allowance	(240)	(45)	(83)
Stock-based compensation expense	6	5	—
Alternative minimum tax	10	—	—
Foreign rate differential	2	—	—
Other	3	1	—

Effective tax rate	(185)%	(2)%	(46)%

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2006 and 2007 is as follows:

	As of December 31,
	2006	2007
Net operating loss carryforwards	$29,219	$21,799
Nondeductible reserves and other	1,361	1,934
Tax credits (research & development, AMT & foreign taxes)	6,457	4,168
Acquired intangible assets	(1,016)	(1,264)
Valuation allowance	(25,875)	—

	$10,146	$26,637

        The Company is subject to income taxes in both the United States and foreign jurisdictions, and uses estimates in determining its provision for income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2005, the Company determined that it was more likely than not that the Company would realize a portion of its deferred tax assets and therefore reduced the valuation allowance by $7,772. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $4,542 and to goodwill of $3,230. In the year ended December 31, 2006, the Company determined that it was more likely than not that the Company would realize an additional portion of its deferred tax asset and therefore reduced the valuation allowance by an additional $5,620. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $5,413 and to goodwill of $207. In the year ended December 31, 2007, the Company determined that it was more likely than not that it would realize the full value of its remaining deferred tax asset and therefore reduced the valuation allowance by an additional $22,665. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $16,535 and to goodwill of $6,130.

        At December 31, 2007, the Company had $54,821 of net operating loss carryforwards that may be used to offset future U.S. federal taxable income. In addition, the Company had $15,630 of net operating losses resulting from excess tax deductions related to stock-based compensation. The Company will realize the benefit of these excess tax deductions through increases to stockholders equity in the periods in which the losses are utilized to reduce tax payments. The Company had $1,676 of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxable income. The net operating loss and tax credit carryforward periods extend through 2026 and 2027, respectively. The Company had $3,567 of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. The Company also had $3,140 of research and development tax credit carryforwards that may be utilized to offset future Massachusetts state income tax. The Massachusetts tax credit carryforward period extends through 2022. The federal and state net operating loss carryforwards and research and development tax credit carryforwards are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

        On January 1, 2007, the Company adopted the provisions of FIN 48. The Company did not record an increase in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48. As of January 1, 2007 and December 31, 2007 the liability for unrecognized income tax benefits was $388 and $1,154, respectively. Of the balance as of December 31, 2007, $1,154 would favorably impact the Company's tax rate if recognized. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2006 and 2007, the Company had an accrual of $107 and $123, respectively, for the payment of interest and penalties related to its unrecognized tax positions.

        The reconciliation of the gross amount of unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Year Ended December 31, 2007
Beginning of period	$388
Increase related to prior year tax positions	700
Increase related to current year tax positions	286
Decreases related to settlements with tax authorities	—
Decreases related to lapsing statute of limitations	—

End of period	$1,374

        As of December 31, 2007, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

        The Company files income tax returns in the US federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2004 although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2002.

        The Company's current intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on $1,245 of the unremitted earnings of its foreign subsidiaries. If such earnings were distributed, it would result in approximately $58 of incremental US tax expense.

8.     Debt

        As of December 31, 2006 and 2007, the Company had a working capital line of credit with a bank under which it can borrow up to $2,000. As of December 31, 2006 and 2007, there were no amounts outstanding under the working capital line of credit. At December 31, 2006 and 2007, there was $1,500 available under the line of credit, and $500 reserved under a letter of credit associated with the Company's leased facility (see Note 9).

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

9.     Commitments and Contingencies

Operating Leases

        The Company conducts its operations in facilities under non-cancelable operating leases expiring through December 2014. Under the terms of the leases the Company is required to make the following payments:

Amount
Year ended December 31,
2008	$3,902
2009	1,726
2010	1,053
2011	831
2012	322
2013 and thereafter	38

Total minimum lease payments(1)	$7,872

    (1)
    This line item excludes the new lease signed in 2008. Refer to Note 15.

        Certain of the Company's leases have escalating rent payments. The Company records rent expense on a straight line basis over the term of the lease. Rent expense for the periods ended December 31, 2005, 2006 and 2007 was approximately $2,897, $3,079, and $3,349 respectively.

        The Company does not have any special purpose entities or any off balance sheet financing arrangements.

Contingencies

        From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. Intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition, or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company's business and have demanded and may in the future demand that the Company license their technology. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.

        For example, the Company entered into a Settlement Agreement and related License Agreement with Dr. Mark L. Kozam d/b/a MLK Software and Datasci, LLC. The Settlement Agreement relates to a lawsuit filed by Datasci in 2004 alleging that certain of the Company's products and services and certain products and services of one of the Company's customers, Quintiles, Inc., infringe a United States patent claimed to be owned by Datasci. Under the Settlement Agreement and related License Agreement, the Company agreed to make a one-time, lump-sum payment to Datasci in the amount of $8,500 to settle the claim and obtain a perpetual, irrevocable, fully paid worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The confidential settlement, in which

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

neither party admits liability, provides for mutual releases and dismissal of all actions between the parties.

        Pursuant to SFAS No. 142, the Company reviewed the attributes of the license obtained and estimated that the license obtained had no value or useful life and that the license would not contribute to the Company's future cash flows, either directly or indirectly. In addition, the Company does not anticipate changing any of its products as a result of the license to this patent. As such, the settlement amount was recorded as a charge to operations. Since the contingency existed as of December 31, 2005 and the settlement was concluded prior to the issuance of the 2005 audited consolidated financial statements, in accordance with SFAS No. 5, the Company recorded the impact of the settlement in 2005 as a charge to operations. The settlement was paid during the first quarter of fiscal 2006.

10.   Stockholders' Equity

Common Stock

        For the years ended December 31, 2005, 2006 and 2007 the Company issued 1,159,380, 847,055, and 899,933 shares of common stock resulting in proceeds of $3,111, $3,220 and $3,837 respectively, from the exercise of common stock options. For the years ended December 31, 2005, 2006 and 2007, the Company issued 152,999, 25,210 and 16,156 shares of common stock resulting in proceeds of $856, $329, and $290 respectively, in connection with the Company's 2004 ESPP.

        On May 29, 2007, the Company sold 5,500,000 shares of common stock at $15.00 per share in a public offering, resulting in proceeds of $77,455 after deducting underwriters' discounts and offering related expenses. The Company also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11,695 after deducting underwriters' discounts. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-142328 on Form S-3, as filed with the SEC.

        In 2003, the Company repurchased 37,000 shares of common stock from two former employees in accordance with contractual rights of first refusal. The purchase price was $111, the then current fair market value. These shares have been reflected in treasury stock in the accompanying statement of stockholders' equity.

Stock-Based Compensation Plans

        The Company currently has one plan under which it may grant stock-based compensation awards to its directors, employees and non-employees. The Company has two additional plans under which there are awards outstanding, but under which no future awards may be made.

        In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the "2004 Plan") which became effective upon the closing of the Company's initial public offering. The Company had reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Plan. Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant. Of these February 2005 option grants, 197,000 options have since vested due to the achievement of milestones, 50,000 options were forfeited, and 172,000 remain unvested. Generally, the remainder of equity awards granted were service-based and vest over a period of four years from the date of grant. On May 3, 2006, the Company's stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1,500,000 shares to 3,500,000 shares. In 2006, the Company issued 1,113,175 unvested restricted stock awards and restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. A total of 400,000 unvested restricted stock awards were granted to the Company's Chief Executive Officer and vest 25% in three years; 50% in four years and 100% in five years. In 2007, the Company issued 589,144 unvested restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. A total of 40,000 unvested restricted stock awards were granted to the Company's Chief Executive Officer and vests 50% in two years; 75% in three years and 100% in four years.

        On May 2, 2007, the Company's stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan by 481,505 shares, bringing total shares authorized for issuance under the 2004 Plan to 3,981,505. The increase is equal to the number of shares that were available for issuance under the Company's two other stock plans (the Phase Forward Incorporated 1997 Stock Option Plan and the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan) at the date of the amendment. As part of that amendment, the Company decided that it will no longer issue any further shares under its two other plans. As of December 31, 2007, the Company had 996,802 shares available for grant under the 2004 Plan.

        In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the "1997 Plan"). On May 2, 2007, the Company's stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan. As part of that amendment, the Company decided that it will no longer issue any further shares under the 1997 Plan. Prior to the May 2, 2007 amendment to the 2004 Plan, under the 1997 Plan, the Board of Directors could grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option was determined by the Board of Directors. Incentive stock options could not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. Options to purchase 178,750 shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation. On May 2, 2007, all shares available for issuance under this plan were transferred to the 2004 plan as discussed above.

        In 2003, the Board of Directors and stockholders approved the Phase Forward Incorporated 2003 Non-Employee Director Stock Option Plan (the "2003 NED Plan"). On May 2, 2007, the Company's stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance under the plan. As part of that amendment, the Company decided that it will no longer issue

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

any further shares under the 2003 NED Plan. The Company reserved for issuance an aggregate of 362,000 shares of common stock under the 2003 NED Plan. Effective April 20, 2004, the 2003 NED Plan was amended to increase the number of shares the Company could grant under this plan to 562,000 shares. The 2003 NED Plan provided solely for the automatic, one-time grant of a nonqualified stock option to a non-employee director upon initial election to the Company's Board of Directors to purchase 100,000 shares of common stock. On September 23, 2005, the 2003 NED Plan was amended to reduce the one-time grant from 100,000 to 50,000 stock options. The exercise price of the options could not be less than 100% of the fair market value on the grant date. Options vest fully on the fifth anniversary of the date of grant, so long as the non-employee director has continuously served on the Board of Directors through such vesting date. If the non-employee director meets certain board attendance criteria, options may vest earlier at a rate of one-sixteenth at the end of each fiscal quarter following the date of grant. On May 2, 2007, all shares available for issuance under this plan were transferred to the 2004 plan as discussed above.

Stock Option Activity

        A summary of stock option activity under the 1997 Plan, the 2004 Plan and the 2003 NED Plan as of December 31, 2007, and changes during the years ended December 31, 2005, 2006 and 2007, is as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2004	4,474,041	$0.10 - 7.55	$2.81
Granted	1,320,500	6.30 - 10.29	7.00
Exercised	(1,159,380)	0.10 - 7.55	2.68
Cancelled	(303,386	3.00 - 7.55	3.43

Outstanding at December 31, 2005	4,331,775	0.10 - 5.00	4.64
Granted	18,500	8.90 - 8.90	8.90
Exercised	(847,055)	0.10 - 7.81	3.80
Cancelled	(62,431)	3.00 - 8.90	6.15

Outstanding at December 31, 2006	3,440,789	0.10 - 10.29	4.84	6.75
Granted	—	—	—
Exercised	(899,933)	0.10 - 10.29	4.26		$13,750
Cancelled	(67,139)	4.50 - 7.81	7.06

Outstanding at December 31, 2007	2,473,717	$0.20 - 10.29	4.99	5.76	$41,468

Exercisable at December 31, 2005	2,276,530	$0.10 - 10.29	3.43

Exercisable at December 31, 2006	2,422,947	$0.10 - 10.29	4.04	6.19	$26,507

Exercisable at December 31, 2007	1,927,493	$0.20 - 10.29	4.43

Vested or expected to vest at December 31, 2007(1)	2,332,006		$4.87	5.68	$39,358

(1)
The vested or expected to vest options at December 31, 2007 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)
The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company's common stock on December 31, 2007 or the date of exercise, as appropriate, and the exercise price of the underlying options.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        A summary of the status of the Company's unvested stock options as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

Unvested Shares	Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2005	2,055,245	$5.98
Granted	13,500	8.90
Vested	(988,472)	4.91
Forfeited	(62,431)	6.15

Unvested at December 31, 2006	1,017,842	$6.75
Granted	—	—
Vested	(404,479)	6.35
Forfeited	(67,139)	7.06

Unvested at December 31, 2007	546,224	$6.97

        The following table summarizes information regarding the Company's stock options outstanding and exercisable at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
$0.10 - 0.60	5,834	1.35	$0.20	5,834	$0.20
0.61 - 1.20	10,750	1.82	1.00	10,750	1.00
1.21 - 3.00	1,174,294	4.58	3.00	1,174,294	3.00
3.01 - 4.80	134,576	6.07	4.50	102,377	4.50
4.81 - 5.40	24,109	2.23	5.00	24,109	5.00
5.41 - 6.00	18,495	6.25	6.00	8,551	6.00
6.01 - 7.80	812,904	6.91	6.68	445,723	6.76
7.81 - 9.00	197,755	7.59	7.86	104,605	7.85
9.01 - 10.29	95,000	7.89	10.29	51,250	10.29

	2,473,717	5.76	$4.99	1,927,493	$4.43

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards and Unit Activity

        A summary of activity related to unvested restricted common stock awards and unit awards for the years ending December 31, 2006 and December 31, 2007, is as follows:

	Number of Shares	Market Price per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Unvested at December 31, 2005	—
Granted	1,113,175	$12.12 - 15.13	$12.42
Vested	—	—	—
Forfeited	(31,250)	12.12 - 12.12	12.12

Unvested at December 31, 2006	1,081,925	12.12 - 15.13	12.43

Granted	589,144	13.23 - 23.20	19.30
Vested	(49,500)	12.12	12.12
Forfeited	(52,100)	12.12 - 23.03	13.14

Unvested at December 31, 2007	1,569,469	$12.12 - 23.20	16.52	2.90	$25,926

Expected to be free of restrictions(1)	617,357		$21.75	2.13	$13,428

(1)
The expected to be free of restrictions at December 31, 2007 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)
The aggregate intrinsic value is calculated based on the fair value per share of the Company's common stock on December 31, 2007 of $21.75.

Employee Stock Purchase Plan

        In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the "2004 ESPP"), which became effective after the completion of the Company's initial public offering on July 20, 2004. The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock. The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions of up to 10% of a participant's annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations. The first payment period began on September 2, 2004 and ended on November 30, 2004. All subsequent payment periods consist of six-month periods commencing on December 1 and June 1 and ending on the last day of May and November.

        Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the last reported sale price of the Company's common stock on the first business day of the payment period and (2) 85% of the last reported sale price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the last reported

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

sale price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan under SFAS No. 123(R).

11.   Forward Foreign Exchange Contracts

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

        The following table summarizes the outstanding forward foreign exchange contracts held by the Company at December 31, 2006 and 2007:

		As of December 31,
		2006		2007
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	6,000	$11,752	7,500	$14,861
Euro	Sale	2,000	2,639	3,400	$4,965
Japanese yen	Sale	59,000	496	—	—

			$14,887		$19,826

        The forward foreign exchange contracts are short-term and generally mature within one month of origination.

        Due to the short period of time between entering into the forward foreign exchange contracts and December 31, 2007, the forward foreign exchange contract rate approximates the exchange rate as of the end of the reporting period.

        Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in non-operating income (expense). Foreign currency losses, net of hedging, were $169, $15 and $42 for the years ended December 31, 2005, 2006 and 2007, respectively. The Company settles forward foreign exchange contracts in cash.

12.   Business Segments and Geographic Information

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Geographic Data

        Financial information by geographic area for the three years ended December 31, 2005, 2006 and 2007 were as follows:

        The following table summarizes revenues recorded in each of the Company's principal sales office locations:

	Year Ended December 31,
	2005	2006	2007
Revenues:
United States	$46,330	$54,490	$68,283
United Kingdom	25,776	35,195	46,575
France	8,900	10,300	11,901
Asia Pacific	6,075	6,628	7,530

	$87,081	$106,613	$134,289

        The following table summarizes property and equipment, net by location within and outside the U.S.:

	As of December 31,
	2006	2007
Property and equipment, net:
United States	$7,333	$15,004
United Kingdom	877	637
Other	351	326

	$8,561	$15,967

13.   Employee Benefit Plan

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

14.   Quarterly Financial Data (unaudited)

        The following table presents a summary of quarterly results of operations for 2006 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2006:
Total revenues	$23,616	$24,722	$28,049	$30,226
Gross margin	14,015	15,118	17,253	18,866
Net income applicable to common stockholders	2,086	1,888	2,894	5,481
Net income per share applicable to common stockholders:
Basic	$0.06	$0.06	$0.08	$0.16
Diluted	$0.06	$0.05	$0.08	$0.15
Year ended December 31, 2007:
Total revenues	$30,084	$31,534	$34,876	$37,795
Gross margin	17,952	18,646	20,763	21,469
Net income applicable to common stockholders	3,481	4,328	5,718	15,674
Net income per share applicable to common stockholders:
Basic	$0.10	$0.12	$0.14	$0.38
Diluted	$0.10	$0.11	$0.13	$0.36

15.   Subsequent Events

New Lease

        On February 13, 2008, the Company entered into a lease ("Lease") with BP Fourth Avenue, L.L.C. (the "Landlord") to secure office space for the Company's future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The lease for the Company's current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.

        The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term. Thereafter, the annual rent on the new lease for years one through five will be $6,580, or approximately $548 per month. For years six through ten, the annual rent will be $7,241, or approximately $603 per month. The total base rent payable in the initial term is $69,104.

        In addition to base rent, commencing on January 1, 2010, the Lease requires the Company to pay its proportionate share of the amount by which defined operating expenses incurred by the Landlord exceed the base year (2009) operating expenses, as defined in the Lease. The Lease also requires the Company to pay its proportionate share of the amount by which real estate taxes paid or incurred by the Landlord exceed the tax base year (fiscal 2010), as defined in the Lease. In addition, the Company will be receiving lease incentives, including free rent for the first three months of occupancy and allowances for tenant improvements.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord's favor in the amount of $962.

Auction Rate Securities

        At December 31, 2007, the Company had $34,500 in auction rate securities ("ARS"). These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as available for sale in the accompanying consolidated balance sheet, and are recorded at cost.

        Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have provided a liquid market for these securities as investors historically could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, all of the Company's ARS have experienced failed auctions in February and March 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of March 13, 2008, the Company has liquidated $10,450 of the securities, and has classified these securities as current assets in the consolidated balance sheet as of December 31, 2007. As of March 13, 2008, the par value of the ARS that the Company continues to own, which is equal to cost, totals $24,050 and these ARS are classified as long-term investments in the consolidated balance sheet at December 31, 2007, based on the Company's ability and intent to hold these securities until market conditions improve with successful auctions. The Company believes that, based on its unrestricted cash, cash equivalents and short term marketable securities balances of $158,572 at December 31, 2007, excluding ARS of $24,050, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company's liquidity, cash flow or the Company's ability to fund its operations. If in the future the Company determines that any decline in value of the ARS is other-than-temporary, the Company would be required to recognize the loss in its statement of income, which could have a material impact on the Company's operating results in the period it is recognized.

EXHIBIT INDEX

Exhibit No.		Description
2.1	#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2005).
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 15, 2006).
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
4.1		Specimen Certificate for shares of the Registrant's Common Stock. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.2	+	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.3	+	2004 Stock Option and Incentive Plan As Amended and Restated March 2006. (Incorporated by reference herein to Exhibits 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 8, 2006).
10.4	+	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006. (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007.)
10.5	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2006).
10.6	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.7	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004).
10.8	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005).
10.9	+	Form of Stock Option Grant Certificate under the Registrant's Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2005).
10.10	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.11	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2007).
10.12	+	Form of Restricted Stock Unit pursuant to Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on March 6, 2007).
10.13	+*	2008 Management Incentive Plan.
10.14	+*	2008 Global Sales Executive Incentive Compensation Plan.
10.15	+*	Summary of cash compensation practices for non-employee directors.

10.16	+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005. (Incorporated by reference herein to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2005).
10.17	+	Amendment to Executive Agreement dated June 6, 2006 (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006).
10.18	+*	Form of Executive Agreement between the Registrant and its officers, as amended June 6, 2006 and restated on February 28, 2008.
10.19	+	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.20	+	Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.21	#	Software License and Services Agreement between the Registrant and GlaxoSmithKline Services Unlimited. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 10, 2004).
10.22		Settlement Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, the Company, and Quintiles, Inc. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.23		License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).
10.24		Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended).
10.25		Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2008).
10.26		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006)..
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(s) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

*
Filed herewith.

QuickLinks

Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Industry
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN* Among Phase Forward Incorporated, The NASDAQ Composite Index And The NASDAQ Computer & Data Processing Index
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures.
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
PART IV
  Item 15. Exhibits, Financial Statements and Schedules
EXHIBIT INDEX
SIGNATURES
Phase Forward Incorporated Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Phase Forward Incorporated Consolidated Balance Sheets (in thousands, except per share amounts)
Phase Forward Incorporated Consolidated Statements of Income (in thousands, except per share amounts)
Phase Forward Incorporated Consolidated Statements of Stockholders' Equity and Comprehensive Income (in thousands, except per share amounts)
Phase Forward Incorporated Consolidated Statements of Cash Flows (in thousands)
Phase Forward Incorporated Notes to Consolidated Financial Statements Years Ended December 31, 2005, 2006 and 2007 (in thousands, except share and per share amounts)
EXHIBIT INDEX