Form 10-Q
period 2008-03-31
PHASE FORWARD INC
filed 2008-05-12
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes    ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

As of May 1, 2008, the registrant had 42,783,441 shares of common stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2008
Table of Contents

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31,	As of March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$133,401	$153,790
Short-term investments	25,171	22,059
Accounts receivable, net of allowance of $270 and $340 in 2007 and 2008, respectively	35,515	40,997
Deferred set up costs, current portion	2,062	1,607
Prepaid commissions and royalties, current portion	4,458	4,840
Prepaid expenses and other current assets	4,513	3,930
Deferred income taxes, current portion	10,061	11,263

Total current assets	215,181	238,486

Long-term investments	24,050	23,413
Property and equipment, net	15,967	15,177
Deferred set up costs, net of current portion	1,347	2,202
Prepaid commissions and royalties, net of current portion	3,614	3,824
Intangible assets, net of accumulated amortization of $2,044 and $2,299 in 2007 and 2008, respectively	3,356	3,101
Goodwill	25,511	25,511
Deferred income taxes, net of current portion	16,576	13,530
Other assets	267	298

Total assets	$305,869	$325,542

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,222	$2,969
Accrued expenses	19,447	14,750
Deferred revenues, current portion	61,750	71,053
Deferred rent, current portion	240	207

Total current liabilities	82,659	88,979

Deferred revenues, net of current portion	5,380	12,830
Deferred rent, net of current portion	116	—
Other long-term liabilities	1,277	1,277

Total liabilities	89,432	103,086

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares Issued—42,724 and 42,794 shares in 2007 and 2008, respectively	428	428
Additional paid-in capital	274,869	277,064
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive income	746	568
Accumulated deficit	(59,495)	(55,493)

Total stockholders’ equity	216,437	222,456

Total liabilities and stockholders’ equity	$305,869	$325,542

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2008
Revenues:
License	$11,036	$12,614
Service	19,048	25,406

Total revenues	30,084	38,020
Costs of revenues:
License	605	655
Service(1)	11,527	15,528

Total cost of revenues	12,132	16,183
Gross margin:
License	10,431	11,959
Service	7,521	9,878

Total gross margin	17,952	21,837
Operating expenses:
Sales and marketing(1)	5,447	6,151
Research and development(1)	4,632	5,558
General and administrative(1)	4,638	5,700

Total operating expenses	14,717	17,409

Income from operations	3,235	4,428
Other income (expense):
Interest income	864	1,901
Other expense	(66)	134

Total other income	798	2,035

Income before provision for income taxes	4,033	6,463
Provision for income taxes	552	2,461

Net income	$3,481	$4,002

Net income per share applicable to common stockholders:
Basic	$0.10	$0.10

Diluted	$0.10	$0.09

Weighted average number of common shares used in net income per share calculations:
Basic	34,627	41,859

Diluted	36,417	43,738

(1)Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$110	$393
Sales and marketing	166	314
Research and development	156	279
General and administrative	600	760

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008
Operating activities
Net income	$3,481	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,458	2,160
Stock-based compensation expense	1,032	1,746
Loss on disposal of fixed assets	—	316
Foreign currency exchange loss	65	—
Provision for allowance for doubtful accounts	107	46
Deferred income taxes	(1,078)	2,272
Non-cash income tax expense	1,401	—
Amortization of premiums or discounts on investments	11	(88)
Changes in assets and liabilities:
Accounts receivable	1,026	(4,664)
Deferred costs	(564)	(865)
Prepaid expenses and other current assets	58	609
Accounts payable	(1,514)	1,705
Accrued expenses	(2,019)	(4,900)
Deferred revenue	11,370	16,366
Deferred rent	(73)	(149)

Net cash provided by operating activities	14,761	18,556

Investing activities
Proceeds from maturities of short-term investments	18,310	28,325
Purchase of short-term investments	(17,119)	(25,625)
Purchase of property and equipment	(3,068)	(1,403)

Net cash (used in) provided by investing activities	(1,877)	1,297

Financing activities
Proceeds from issuance of common stock	496	446

Net cash provided by financing activities	496	446

Effect of exchange rate changes on cash and cash equivalents	3	90

Net increase in cash and cash equivalents	13,383	20,389
Cash and cash equivalents at beginning of period	42,169	133,401

Cash and cash equivalents at end of period	55,552	153,790
Short and long-term investments at end of period	26,264	45,472
Total cash, cash equivalents and short and long-term investments at end of period	$81,816	$199,262

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2008, the results of its operations for the three months ended March 31, 2007 and 2008 and its cash flows for the three months ended March 31, 2007 and 2008. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008.

As of March 31, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  See Note 17 for additional information regarding the Company’s adoption of these pronouncements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

2.              Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company’s software products including: InForm™, Clintrial™, WebSDM™, Empirica™ Trace (formerly Clintrace™), WebVDME™ and CTSD™.  Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm, WebVDME, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended March 31,
	2007	2008
License	$11,036	$12,614
Application hosting services	12,052	19,185
Consulting services	3,426	3,099
Customer support	3,570	3,122

Total	$30,084	$38,020

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

Customer support includes training services, telephone support and software maintenance.  The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For its term-based licenses, the Company allocates to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The value of the Company’s consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature.  The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The customer support services rate of 10% for multi-year term-based licenses reflects a significant discount from the rate for customer support services associated with perpetual licenses due to the reduction in the time period during which the customer can utilize the upgrades and enhancements.  The Company believes this rate is substantive and represents an amount it believes reasonable to be allocated.  The Company has allocated the estimated fair value to its multiple element arrangements to provide meaningful disclosures about each of its revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which the Company sells software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

The Company may sell incremental perpetual licenses for the Clintrial and Empirica Trace software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company generates customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

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

Revenues resulting from hosting services for the WebVDME, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are generally charged a monthly fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

The Company may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, on either a time and materials basis or using the proportional performance method. If the Company is not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

One customer, GlaxoSmithKline, accounted for approximately 17% and 13% of the Company’s total revenues in the three months ended March 31, 2007 and 2008, respectively, and $1,803 and $1,805 of accounts receivable outstanding as of December 31, 2007 and March 31, 2008, respectively.

The Company deferred $942 and $1,205 of set up costs and amortized $560 and $805 during the three months ended March 31, 2007 and 2008, respectively. The amortization of deferred set up costs is a component of cost of service revenues.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $119 and $156 of out-of-pocket expenses in service revenue and cost of service revenue in the three months ended March 31, 2007 and 2008, respectively.

3.              Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case the commissions paid are recoverable by the Company. The Company deferred $1,663 and $2,020 of commissions and amortized to sales and marketing expense $1,515 and $1,784 during the three months ended March 31, 2007 and 2008, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $744 and $1,047 of royalties and amortized to cost of revenues $688 and $691 during the three months ended March 31, 2007 and 2008, respectively.

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

5.              Acquisitions

On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. (“Green Mountain”), a process automation software company that provides targeted solutions for the life sciences industry, including LabPas Phase I clinic automation software.  The Company paid a premium to acquire the technology and products of Green Mountain which provide the Company with a solution targeted for Phase I clinical trials.  The aggregate purchase price was $5,397.  The acquisition of Green Mountain was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Green Mountain have been included in the audited consolidated financial statements since the date of acquisition.

6.              Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings Per Share. Basic net income per common share for all periods presented was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common stock. Diluted net income per share includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2007	2008
Numerator:
Net income	$3,481	$4,002

Denominator:
Weighted average common shares outstanding	35,561,344	42,718,775
Less weighted average unvested restricted common shares outstanding	(934,733)	(860,087)

Basic weighted average common shares outstanding	34,626,611	41,858,688
Dilutive effect of common stock options	1,574,939	1,363,374
Dilutive effect of unvested restricted common stock Awards and units	215,350	516,117
Diluted weighted average common shares outstanding	36,416,900	43,738,179

Net income per share applicable to common stockholders:
Basic	$0.10	$0.10

Diluted	$0.10	$0.09

Diluted weighted average common shares outstanding do not include options and awards outstanding to purchase 25,000 and 350,876, respectively, common equivalent shares for the three months ended March 31, 2007 and 2008, respectively, as their effect would have been anti-dilutive.

7.              Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan, India and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.  The Company recorded a foreign currency loss of $65 for the three months ended March 31, 2007, and is included in other income (expense) in the accompanying unaudited condensed consolidated statements of income.  There were no foreign currency gains or losses for the three months ended March 31, 2008.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity.

8.              Cash, Cash Equivalents, Short-term and Long-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company’s intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments.  All securities, with the exception of auction rate securities (“ARS”), are classified as held-to-maturity securities.  The ARS are debt instruments issued by various states throughout the United States and are classified as available-for-sale because it is the Company’s intent not to hold them to maturity.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2007 and March 31, 2008 consist of the following:

	December 31, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$8,718	$8,718	$8,718
Certificate of deposit	50 Days	3,100	3,100	3,100
Money market funds	Demand	121,583	121,583	121,583
Total cash and cash equivalents		$133,401	$133,401	$133,401

Auction rate securities (1)	26 years	$10,450	$10,450	$10,450
U.S. agency notes	173 days	1,502	1,501	1,502
Municipal bonds	—	—	—	—
Corporate bonds	210 days	13,219	13,222	13,219
Total short-term investments		$25,171	$25,173	$25,171

Auction rate securities	34 years	$24,050	$24,050	$24,050
Total long-term investments		$24,050	$24,050	$24,050

(1)          These ARS were successfully liquidated subsequent to December 31, 2007, with no loss.

	March 31, 2008
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,690	$15,690	$15,690
Money market funds	Demand	138,100	138,100	138,100
Total cash and cash equivalents		$153,790	$153,790	$153,790

U.S. agency notes	320 days	$7,002	$7,016	$7,002
Municipal bonds	262 days	2,002	2,012	2,002
Corporate bonds	276 days	13,055	13,178	13,055
Total short-term investments		$22,059	$22,206	$22,059

Auction rate securities	34 years	$24,050	$22,913	$22,913
Corporate bonds	490 days	500	505	500
Total long-term investments		$24,550	$23,418	$23,413

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.  The Company recorded an unrealized loss of $1,137 in connection with its ARS as further discussed below.

As of March 31, 2008, the Company held ARS totaling $24,050 at par value, which were considered as available-for-sale securities and classified as long term investments in the accompanying condensed consolidated balance sheet, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

The Company concluded that the fair value of these ARS at March 31, 2008 was $22,913, a decline of $1,137 from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value was deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions as well as the fact that the Company has the ability and intent to hold these securities until market conditions improve. Accordingly, the Company has recorded a temporary impairment on these securities of $1,137 in other comprehensive income.  Depending on future market conditions, future fair value adjustments to the ARS may be required.   If in the future the Company determines that any decline in fair value of the ARS is other-than-temporary, the Company would be required to recognize the loss in its statement of income, which could have a material impact on the Company’s operating results in the period it is recognized.

The Company believes that, based on its cash, cash equivalents and short term marketable securities balances of $175,849 at March 31, 2008, which excludes the fair value of its ARS of $22,913, the current lack of liquidity in its ARS will not have a material impact on the Company’s liquidity, cash flow or the Company’s ability to fund its operations.

Refer to Note 17 for further discussion on the accounting treatment for the ARS as well as a discussion of the adoption of SFAS No. 157 and SFAS No. 159.

9.              Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2007.  Based on the results of the first step of the goodwill impairment test, the Company determined that no impairment of goodwill existed at December 31, 2007, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary. The net carrying amount of goodwill was $25,511 at December 31, 2007 and March 31, 2008.

Intangible assets consist of the following:

		As of December 31, 2007		As of March 31, 2008
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$3,100	$890	$3,100	$1,045
Customer relationships	5 years	1,700	756	1,700	841
Non-compete agreements	2 years	300	300	300	300
Trade-name	5 years	300	98	300	113
Total		$5,400	$2,044	$5,400	$2,299

Amortization expense related to intangible assets for the three months ended March 31, 2007 and 2008 was $218 and $255, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2008 (nine months ended December, 31, 2008)	$765
2009	1,020
2010	766
2011	300
2012	250
Total	$3,101

10.       Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of March 31,
	2007	2008
Accrued payroll and related benefits	$12,084	$9,230
Accrued other expenses	4,922	3,776
Accrued royalties	2,010	1,033
Accrued income taxes	431	711

Total	$19,447	$14,750

11.       Debt

 As of December 31, 2007, the Company had a working capital line of credit with a bank under which it could borrow up to $2,000, of which $1,500 was available and $500 reserved under a letter of credit associated with the Company’s leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of March 31, 2008, the $500 collateral obligation for the Company’s leased facility was secured by a certificate of deposit.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  See Note 12 for further discussion regarding this lease.

12.       Commitments and Contingencies

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

On February 13, 2008, the Company entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The lease for the Company’s current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.  The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term.  Thereafter, the annual rent under the Lease for years one through five will be $6.6 million, or approximately $548 per month.  For years six through ten, the annual rent will be $7.2 million, or approximately $603 per month.  The total base rent payable in the initial term is $69.1 million.  In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord’s favor in the amount of $962.

13.       Stockholders’ Equity and Stock-Based Compensation

Common Stock

In the three months ended March 31, 2008, the company issued 74,655 shares of common stock in connection with the exercise of stock options resulting in proceeds of $446.

Stock Option Activity

For options accounted for under SFAS No. 123(R), Share-Based Payments, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three months ended March 31, 2007 and 2008. For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123, Accounting for Stock-Based Compensation, permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statements of income.

During the three months ended March 31, 2007 and 2008, the Company recorded $1,032 and $1,746 of aggregate stock-based compensation expense, respectively, of which $986 and $1,746, respectively, was a result of the adoption of SFAS No. 123(R).  The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $46 in 2007.   For the three months ended March 31, 2007, stock-based compensation expense was allocated as follows: $110 to cost of service revenues, $156 to research and development, $166 to sales and marketing, and $600 to general and administrative.  For the three months ended March 31, 2008, stock-based compensation expense included $393 in cost of revenues, $279 in research and development, $314 in sales and marketing and $760 in general and administrative.  As of March 31, 2008, there was $21,246 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.89 years.

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2007	2,473,717	$4.99	5.76	$41,468
Granted	—
Exercised	(74,655)	5.98
Canceled	(4,658)	8.16

Outstanding at March 31, 2008	2,394,404	$4.95	5.57	$29,045

Exercisable at March 31, 2008	1,959,451	$4.48	5.24	$24,699

Vested or expected to vest at March 31, 2008 (1)	2,321,447	$4.90	5.52	$28,287

(1)    The vested or expected to vest options at March 31, 2008 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)    The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company’s common stock on March 31, 2008 of $17.08 and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the three months ended March 31, 2008, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2007	1,569,469	$12.12 - 23.20	$16.52	2.90
Granted	310,750	17.45	17.45
Vested	—
Forfeited	(12,225)	12.12 – 23.03	17.33
Unvested at March 31, 2008	1,867,994	$12.12 – 23.20	15.38	3.02	$31,905

Expected to be free of restrictions(1)	1,512,485	$12.12 – 23.20	$15.42	3.01	$25,833

(1)          The expected to be free of restrictions at March 31, 2008 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on March 31, 2008 of $17.08.

14.       Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on our ARS that are classified as available-for-sale.  Comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2007	2008
Net income	$3,481	$4,002
Cumulative translation adjustment	132	532
Impairment of auction rate securities, net of tax	—	(709)
Comprehensive income	$3,613	$3,825

15.       Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transaction gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts which relate to the British pound, euro and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the intercompany balances, accounts receivable and cash balances are recorded in current operations.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2007 and March 31, 2008:

		As of December 31, 2007		As of March 31, 2008
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	7,500	$14,861	—	$—
Euro	Sale	3,400	4,965	3,000	4,729
			$19,826		$4,729

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and March 31, 2008, the forward foreign exchange contracts rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency losses, net of hedging, are accounted for in non-operating income. Foreign currency losses, net of hedging, were $65 for the three months ended March 31, 2007.  There were no foreign currency gains or losses for the three months ended March 31, 2008.  The Company settles forward foreign exchange contracts in cash.

16.       Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2007 and 2008 were 14% and 38%, respectively.  In the three months ended March 31, 2007, the Company’s provision for taxes includes foreign and alternative minimum tax as the Company utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 14%.  In the three months ended March 31, 2008, the Company’s effective tax rate was higher than its statutory rate of 37% due to non-deductible stock-based compensation expense.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  As of March 31, 2008, the Company had a liability of $1,154 for unrecognized tax benefits, all of which would favorably impact the company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of March 31, 2008, the Company had approximately $107 and $123, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $144 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,154 and accrued interest and penalties of $123 are classified as other long-term liabilities on the consolidated balance sheet as of December 31, 2007 and March 31, 2008.

17.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 requires expanded disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•      Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•      Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

•      Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A.    Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.    Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.    Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The following table sets forth the Company’s financial instruments carried at fair value within the SFAS No. 157 hierarchy and using the lowest level of input as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$138,100	$—	$—	$138,100

U.S. agency notes	—	7,016	—	7,016
Municipal bonds	—	2,012	—	2,012
Corporate bonds	—	13,178	—	13,178
Total short-term investments	—	22,206	—	22,206

Auction rate securities (1)	—	—	22,913	22,913
Corporate bonds	—	505	—	505
Long-term investments	—	505	22,913	23,418

Total Assets	$138,100	$22,711	$22,913	$183,724

Liabilities:
Forward foreign currency contracts (2)	$—	$4,729	$—	$4,729
Total Liabilities	$—	$4,729	$—	$4,729

(1)   For additional information regarding auction rate securities, see Note 8.

(2)   For additional information regarding forward foreign exchange contracts, see Note 15.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2008:

Level 3 Financial Assets
Balance, beginning of period	$—
Transfers in (out) of Level 3	24,050
Sales	—
Realized gains (losses)	—
Unrealized gains (losses) on securities held at period end	(1,137)
Balance, end of period	$22,913

Realized gains and losses from sales of the Company’s investments are included in “Other income (expense), net” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, in the first quarter of 2008. This Statement allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement.

18.                Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R).  That replaces SFAS No. 141’s cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  SFAS No. 141(R) will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year.  Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.  SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the Securities and Exchange Commission (“SEC”).

Overview

Phase Forward Incorporated is a provider of integrated enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CRO’s, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. The most significant of these transactions are the acquisitions of Clinsoft Corporation (“Clinsoft”) in 2001 and Lincoln Technologies, Inc. (“Lincoln”) in 2005. We also recently completed the acquisition of Green Mountain Logic, Inc. (“Green Mountain”), which is described below.

Green Mountain Logic

On October 30, 2007, we acquired all of the outstanding capital stock of Green Mountain, a process automation software company that provides targeted solutions for the life sciences industry, including the LabPas Phase I clinic automation software.  The acquired technology and products of Green Mountain provide us with a solution targeted for Phase I clinical trials. The aggregate purchase price was $5.4 million.  The acquisition of Green Mountain was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the results of Green Mountain have been included in our consolidated financial statements since the date of acquisition.

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

• Safety

•       Empirica Trace (formerly Clintrace), our adverse event management solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

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

One customer, GlaxoSmithKline, accounted for approximately 17% and 13% of our total revenues in the three months ended March 31, 2007 and 2008, respectively, and $1.8 million of accounts receivable outstanding as of December 31, 2007 and March 31, 2008.  Our top 20 customers accounted for approximately 67% and 64% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended March 31, 2007 and 2008, respectively, net of reimbursable out-of-pocket expenses.

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

 Consulting Services.    Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials and safety monitoring activities. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation.  Consulting services can be sold on a stand-alone basis or as part of a bundled arrangement.  In some circumstances, we sell additional follow on consulting services to a customer at a later date even if the customer purchased consulting services at the time of the initial license purchase under a bundled arrangement.  Revenues from consulting services included in either a multiple element software license agreement or in an application hosting agreement are recognized ratably over the term of the arrangement. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature.  The associated costs are expensed as incurred.  We may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized in accordance with The American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 81-1 (SOP No. 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, on either a time and materials basis or using the proportional performance method. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

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

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense.  Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to our July 2004 initial public offering.  During the three months ended March 31, 2007 and 2008, we recorded $1.0 and $1.7 million of stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. In the three months ended March 31, 2007 and 2008, approximately 50% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Set Up Costs.    We recognize software license revenues in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, issued by the AICPA, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

We may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized in accordance with SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, on either a time and materials basis or using the proportional performance method. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

We deferred $942,000 and $1.2 million of set up costs and amortized $560,000 and $805,000 during the three months ended March 31, 2007 and 2008, respectively. The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  During the three months ended March 31, 2007 and 2008, we deferred $1.7 million and $2.0 million, respectively, of commissions and amortized $1.5 million and $1.8 million, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. During the three months ended March 31, 2007 and 2008, we deferred $744,000 and $1.0 million, respectively, of royalty expenditures and amortized $688,000 and $691,000 respectively, to cost of license and service revenues.

        Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $270,000 and $340,000 as of December 31, 2007 and March 31, 2008, respectively.

Accounting for Income Taxes.   We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes.  We adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.  Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In 2007, we determined that it was more likely than not that we would realize the full value of our deferred tax assets and eliminated the remaining balance of our valuation allowance.

Accounting for Stock-Based Awards.   On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-based Payment, which requires us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Effective with the adoption of SFAS No. 123(R), we use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

During the three months ending March 31, 2007 and 2008, we recorded $1,032,000 and $1,746,000 of aggregate stock-based compensation expense, respectively, of which $986,000 and $1,746,000, respectively, was a result of the adoption of SFAS No. 123(R). The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $46,000 and $0 in 2007 and 2008, respectively. For 2007, we allocated stock-based compensation expense as follows: $110,000 to cost of service revenues, $156,000 to research and development, $166,000 to sales and marketing, and $600,000 to general and administrative.  For 2008, we allocated stock-based compensation expense as follows: $393,000 to cost of revenues, $279,000 to research and development, $314,000 to sales and marketing and $760,000 to general and administrative.  For the three months ending March 31, 2007 and 2008, stock-based compensation expense reduced basic earnings per share by $0.03 and $0.02, respectively, and diluted earnings per share by $0.02 and $0.03, respectively.  As of March 31, 2008, we had $21.2 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.89 years.

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

Overview of Results of Operations for the Three Months Ended March 31, 2007 and 2008

Total revenues increased by 26%, or $7.9 million, in the three months ended March 31, 2008 compared to the same period in 2007 due to increases in both service and license revenues of 36% and 14%, respectively.

Our gross margin increased by 22%, or $3.9 million, in the three months ended March 31, 2008 compared to the same period in 2007, primarily due to the increase in revenues.

Operating income for the three months ended March 31, 2008 of $4.4 million increased 37%, or $1.2 million, compared to the same period in 2007.  The operating income for the three months ended March 31, 2007 and 2008 also included $1.0 million and $1.7 of stock-based compensation expense, respectively.

The results for the three months ended March 31, 2008 were impacted by foreign exchange rate fluctuations, resulting in increases of approximately 4% and 2% in revenues and expenses, respectively, for the period.

As of March 31, 2008, we had $199.3 million of cash, cash equivalents and short and long-term investments, an increase of $16.7 million from $182.6 million at December 31, 2007.  As of March 31, 2008, we had no outstanding debt.

Revenues

	Three Months Ended March 31,
	2007		2008		Change
Revenues by Product Line (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$21,275	71%	$28,950	76%	$7,675	36%
Clinical data management	5,036	17	5,529	15	493	10
Safety	3,773	12	3,541	9	(232)	(6)
Total	$30,084	100%	$38,020	100%	$7,936	26%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $7.1 million and $1.2 million, respectively.  The increases are partially offset by decreases in consulting services and customer support, totaling $592,000.  The increase in clinical data management can be attributed to an increase in license revenues and consulting services revenues of $394,000 and $134,000, respectively.  These increases are partially offset by decrease in customer support revenues of $35,000.  The decrease in safety was due to a decrease in consulting services revenues of $322,000 and license revenues of $18,000, offset by increases in application hosting services and customer support revenues, totaling $108,000.

	Three Months Ended March 31,
	2007		2008		Change
Revenues by Type	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$11,036	37%	$12,614	33%	$1,578	14%
Application hosting services	12,045	40	19,185	51	7,140	59
Consulting services	3,430	11	3,099	8	(331)	(10)
Customer support	3,573	12	3,122	8	(451)	(13)
Total	$30,084	100%	$38,020	100%	$7,936	26%

Total revenues increased in the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended March 31, 2008 was primarily due to an approximately 15% increase in production trials under management from approximately 660 as of March 31, 2007 to approximately 760 as of March 31, 2008, primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, and to an increase in the average fee per trial.  The increase in license revenues was primarily the result of additional InForm and Clintrial revenues from both new and existing customers.  The decrease in consulting revenues was primarily attributable to decreases in WebVDME and InForm consulting services revenues.  The decrease in customer support revenues in the three months ended March 31, 2008 was due primarily to decreases in InForm revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.  Revenues were impacted by foreign exchange rate fluctuations, resulting in an increase in revenues for the period of approximately 4%.

	Three Months Ended March 31,
	2007		2008		Change
Revenues by Geography	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
United States	$14,979	50%	$20,194	53%	$5,215	35%

United Kingdom	10,910	36	12,094	32	1,184	11
France	2,487	8	3,586	9	1,099	44
Asia Pacific	1,708	6	2,146	6	438	26

International subtotal	15,105	50	17,826	47	2,721	18

Total	$30,084	100%	$38,020	100%	$7,936	26%

The increase in revenues worldwide was primarily related to an increase in electronic data capture and clinical data management revenues, offset partially by decreases in safety revenues.  The increase in U.S. revenues is primarily due to increases in application hosting and license revenues of $4.6 million and $1.5 million.  These increases are offset by decreases in consulting services and customer support revenues of $637,000 and $177,000, respectively.  The growth in international revenues is primarily due to increases in hosting, consulting services, and license revenues of $2.6 million, $305,000, and $113,000, respectively.  These increases are offset by decreases in customer support revenues of $276,000.

Cost of Revenues

	Three Months Ended March 31,
	2007		2008		Change
Costs of Revenues	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$605	5%	$655	5%	$50	8%
Services	11,527	61	15,528	61	4,001	35

Total	$12,132	40%	$16,183	43%	$4,051	33%

The increase in cost of services in the three months ended March 31, 2008 was due primarily to increases in employee-related and contractor expense of $2.0 million and $1.0 million, respectively.  In addition, our headcount increased by 68 people.  Depreciation expense and stock-based compensation expense increased by $575,000 and $283,000, respectively.  We also had expense increases for facilities and application management of $157,000 and $137,000, respectively.  Phone and recruitment expenses increased by $69,000 and $40,000, respectively.  These increases were partially offset by a decrease in computer-related expense of $209,000.

Computer-related expenses include hardware and software support agreements as well as computer accessories.

Gross Margin

	Three Months Ended March 31,
	2007		2008		Change
Gross Margin	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	%
	(in thousands)
License	$10,431	95%	$11,959	95%	$1,528	15%
Services	7,521	39	9,878	39	2,357	31

Total	$17,952	60%	$21,837	57%	$3,885	22%

The net gross margin percentage in the three months ended March 31, 2008 declined 3% from the three months ended March 31, 2007 primarily due to an increase in lower margin service revenues as a percentage of total revenues.  We expect that gross margin, as a percentage of revenue, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2007		2008		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Sales and marketing	$5,447	18%	$6,151	16%	$704	13%
Research and development	4,632	15	5,558	15	926	20
General and administrative	4,638	16	5,700	15	1,062	23

Total	$14,717	49%	$17,409	46%	$2,692	18%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended March 31, 2008 primarily due to a $275,000 increase in commission expense due to an increase in orders and revenues.  In addition, there were expense increases in employee-related, stock-based compensation and outside contractor expenses of $220,000, $148,000 and $71,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended March 31, 2008 primarily due to employee-related expenses of $536,000 related to a headcount increase of 14 people.  We also had expense increases related to stock-based compensation, outside contractors and recruiting expenses of $123,000, $98,000 and $66,000, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product site and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended March 31, 2008 primarily due to increases in depreciation of $381,000 and employee-related expenses of $367,000 related to a headcount increase of 8 people and the write-off of an abandaned asset of $316,000.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended March 31,
	2007		2008		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$3,235	11%	$4,428	12%	$1,193	37%

Operating Income.   The increase in operating income in the three months ended March 31, 2008 was primarily due to the increase in total gross margin and a reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Three Months Ended March 31,
	2007		2008		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Other income (expense):
Interest income	$864	3%	$1,901	5%	$1,037	120%
Other expense	(66)	—	134	—	200	303

Total other income	$798	3%	$2,035	5%	$1,237	155%

Other Income.    The increase in interest income in the three months ended March 31, 2008 was primarily due to an increase in cash, cash equivalents, short and long-term investments available for investment, partially offset by a decline in return on investments.

Provision for Income Taxes

	Three Months Ended March 31,
	2007		2008		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$552	2%	$2,461	6%	$1,909	346%

Provision for Income Taxes.  Our effective tax rates for the three months ended March 31, 2007 and 2008 were 14% and 38%, respectively.  In the three months ended March 31, 2007, the provision for taxes includes foreign and alternative minimum tax as we utilized available U.S. net operating losses to offset our primary federal obligations resulting in an effective tax rate of 14%.  In the three months ended March 31, 2008, our effective rate was higher than our statutory rate of 37% due to non-deductible stock-based compensation expense.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, short and long-term investments totaling $182.6 million and $199.3 million at December 31, 2007 and March 31, 2008, respectively, and accounts receivable of $35.5 million and $41.0 million, respectively.

Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenue, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense. Fluctuations within accounts receivable and deferred revenue are primarily related to the timing of billings to our term license customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

Net cash provided by operating activities was $18.6 million in the three months ended March 31, 2008, which was greater than net income of $4.0 million. This difference is primarily due to $2.2 million of non-cash charges of depreciation and amortization, increases in deferred revenue of $16.4 million and deferred income taxes of $2.3 million, stock based compensation expense of $1.7 million, and an increase in accounts payable of $1.7 million.  These increases were partially offset by decreases in accrued expenses of $4.9 million and an increase in accounts receivable of $4.7 million.

Net cash provided by investing activities was $1.3 million during the three months ending March 31, 2008, which was primarily due to proceeds from maturities of short-term investments of $28.3 million, offset by purchases of short-term investments of $25.6 million and capital expenditures of $1.4 million.

Net cash provided by financing activities was $446,000 in the three months ended March 31, 2008, consisting of proceeds from the exercise of stock options.

Substantially all of our long-lived assets at December 31, 2007 and March 31, 2008 are located in the United States.

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

The above table does not include the new lease we entered into subsequent to December 31, 2007.  On February 13, 2008, we entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for our future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The Lease for our current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.

The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We are not required to pay any rent for the first three months of the initial Lease term.  Thereafter, the annual rent on the Lease for years one through five will be $6.6 million, or approximately $548,000 per month.  For years six through ten, the annual rent will be $7.2 million, or approximately $603,000 per month.  The total base rent payable in the initial term is $69.1 million.

As of December 31, 2007, we had a working capital line of credit with a bank under which we could borrow up to $2,000, of which $1,500 was available and $500 reserved under a letter of credit associated with our leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of March 31, 2008, the $500 collateral obligation for our leased facility was secured by a certificate of deposit.

In connection with the signing of a lease on February 13, 2008 to secure office space for our future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, we deposited with the Landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of $962, secured by a certificate of deposit.

At December 31, 2007, we had $54.8 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income.  These attributes may reduce our future cash tax liability.  In addition, we had $15.6 million of net operating losses resulting from excess tax deductions related to stock-based compensation expense.  We will realize the benefit of these excess tax deductions through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments.  In addition, we had $1.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes.  The net operating loss and tax credit carryforward periods extend through 2026 and 2027, respectively.  In addition, we had $3.6 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We also had $3.1 million of research and development tax credit carryforwards that may be utilized to offset future Massachusetts state taxable income.  The Massachusetts tax credit carryforward period extends through 2022.  The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities.  Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

We currently expect to realize the benefit of recorded deferred tax assets as of March 31, 2008 of $24.8 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $1.2 million as of December 31, 2007 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 7 in the notes to our 2007 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

We believe our existing cash, cash equivalents, short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services.  From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing.  To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Included within our investment portfolio at March 31, 2008, were $24.1 million of auction rate securities (“ARS”) totaling at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at March 31, 2008 was $22.9 million, a decline of $1.1 million from par value. Fair value was determined using a discounted cash flow model as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to current market conditions as well as the fact that we have the ability and intent to hold these securities until market conditions improve. Accordingly, we recorded an unrealized loss on these securities of $1.1 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in its statement of income, which could have a material impact on our operating results in the period it is recognized.

We believe that, based on our cash equivalents and short term marketable securities balances of $175.8 million at March 31, 2008, excluding fair market value of ARS of $22.9 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). This approach replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position and results of operations.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. During the three months ended March 31, 2007 and 2008, 50% and 47%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of March 31, 2008, we had $11.3 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other that the local currency which exposes us to foreign exchange rate movements.

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

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies.  We regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally for one month. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at March 31, 2008.

Currently, our largest foreign currency exposure is the euro.  Relative to foreign currency exposures existing at December 31, 2006 and 2007, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures against fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

As of March 31, 2008, we entered into forward foreign exchange contracts to hedge approximately $3.0 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments totaling $199.3 million at March 31, 2008.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

As of March 31, 2008, we held auction rate securities (“ARS”) totaling $24.1 million at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at March 31, 2008 was $22.9 million, a decline of $1.1 million from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in us continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to general market conditions. Accordingly, we have recorded a temporary impairment on these securities of $1.1 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair market value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

We believe that, based on our cash, cash equivalents and short term marketable securities balances of $175.8 million at March 31, 2008, excluding fair market value of ARS of $22.9 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.                     Risk Factors

Certain Factors Which May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The risks and uncertainties that we believe are most important for you to consider are described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 5.                              Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President and General Counsel, D. Ari Buchler; our Vice President of Quality and Regulatory Compliance, Michael Owings; our Senior Vice President, Worldwide Sales, Stephen J. Powell; and our Senior Vice President and Chief Financial Officer, Rodger Weismann have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6.            Exhibits.

Exhibit
No.		Description
10.1	+	Phase Forward 2008 Management Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).
10.2	+

Phase Forward 2008 Global Sales Executive Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.3	+

Form of Executive Agreement between the Registrant and its officers, as amended June 6, 2006 and restated on February 28, 2008. (Incorporated by reference herein to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.4

Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Rodger Weismann
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

Date: May 12, 2008

EXHIBIT INDEX

Exhibit
No.		Description
10.1	+	Phase Forward 2008 Management Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).
10.2	+

Phase Forward 2008 Global Sales Executive Incentive Compensation Plan (Incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.3	+

Form of Executive Agreement between the Registrant and its officers, as amended June 6, 2006 and restated on February 28, 2008. (Incorporated by reference herein to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008).

10.4

Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2008).

31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+      Indicates a management contract or any compensatory plan, contract or arrangement.

*      Filed herewith.