Form 10-Q
period 2008-06-30
PHASE FORWARD INC
filed 2008-08-08
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes    ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

As of August 1, 2008, the registrant had 42,799,937 shares of common stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2008

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31,	As of June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$133,401	$171,601
Restricted cash, current portion	—	500
Short-term investments	25,171	21,043
Accounts receivable, net of allowance of $270 and $387 in 2007 and 2008, respectively	35,515	28,993
Deferred set up costs, current portion	2,062	2,370
Prepaid commissions and royalties, current portion	4,458	4,584
Prepaid expenses and other current assets	4,513	4,018
Deferred income taxes, current portion	10,061	11,185

Total current assets	215,181	244,294

Long-term investments	24,050	23,292
Property and equipment, net	15,967	17,585
Deferred set up costs, net of current portion	1,347	1,635
Prepaid commissions and royalties, net of current portion	3,614	4,279
Intangible assets, net of accumulated amortization of $2,044 and $2,554 in 2007 and 2008, respectively	3,356	2,846
Goodwill	25,511	25,486
Deferred income taxes, net of current portion	16,576	11,606
Restricted cash, non-current portion	—	962
Other assets	267	499

Total assets	$305,869	$332,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,222	$2,629
Accrued expenses	19,447	17,210
Deferred revenues, current portion	61,750	71,921
Deferred rent, current portion	240	34

Total current liabilities	82,659	91,794

Deferred revenues, net of current portion	5,380	10,793
Deferred rent, net of current portion	116	—
Other long-term liabilities	1,277	2,178

Total liabilities	89,432	104,765

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized–5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—42,724 and 42,832 shares in 2007 and 2008, respectively	428	428
Additional paid-in capital	274,869	278,735
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive income	746	466
Accumulated deficit	(59,495)	(51,799)

Total stockholders’ equity	216,437	227,719

Total liabilities and stockholders’ equity	$305,869	$332,484

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Income

(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
License	$11,469	$13,087	$22,505	$25,701
Service	20,065	27,764	39,113	53,170

Total revenues	31,534	40,851	61,618	78,871
Costs of revenues:
License	529	626	1,134	1,281
Service(1)	12,359	17,191	23,886	32,719

Total cost of revenues	12,888	17,817	25,020	34,000
Gross margin:
License	10,940	12,461	21,371	24,420
Service	7,706	10,573	15,227	20,451

Total gross margin	18,646	23,034	36,598	44,871

Operating expenses:
Sales and marketing(1)	5,775	6,783	11,222	12,934
Research and development(1)	4,922	6,021	9,554	11,579
General and administrative(1)	4,787	6,045	9,425	11,745

Total operating expenses	15,484	18,849	30,201	36,258

Income from operations	3,162	4,185	6,397	8,613
Other income (expense):
Interest income	1,532	1,386	2,396	3,287
Other expense	4	115	(62)	249

Total other income	1,536	1,501	2,334	3,536

Income before provision for income taxes	4,698	5,686	8,731	12,149
Provision for income taxes	370	1,992	922	4,453

Net income	$4,328	$3,694	$7,809	$7,696

Net income per share applicable to common stockholders:
Basic	$0.12	$0.09	$0.22	$0.18

Diluted	$0.11	$0.08	$0.21	$0.18

Weighted average number of common shares used in net income per share calculations:
Basic	36,991	42,007	35,815	41,933

Diluted	38,997	43,859	37,727	43,798

(1)             Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$118	$448	$228	$841
Sales and marketing	203	368	369	682
Research and development	179	323	335	602
General and administrative	665	853	1,265	1,613

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2008
Operating activities
Net income	$7,809	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,172	4,492
Stock-based compensation expense	2,197	3,738
Loss on disposal of fixed assets	—	317
Foreign currency exchange loss (gain)	62	(14)
Provision for allowance for doubtful accounts	100	71
Deferred income taxes	(2,592)	4,328
Non-cash income tax expense	3,023	—
Amortization of premiums or discounts on investments	40	(125)
Changes in assets and liabilities:
Accounts receivable	3,641	7,235
Deferred costs	(1,448)	(1,271)
Prepaid expenses and other current assets	(561)	295
Accounts payable	349	1,396
Accrued expenses	(629)	(1,594)
Deferred revenues	11,043	15,417
Deferred rent	(293)	(321)

Net cash provided by operating activities	25,913	41,660

Investing activities
Increase in restricted cash	—	(1,462)
Proceeds from maturities of short-term investments	45,422	39,825
Purchase of short-term and long-term investments	(51,919)	(36,091)
Purchase of property and equipment	(6,105)	(5,895)

Net cash used in investing activities	(12,602)	(3,623)

Financing activities
Proceeds from issuance of common stock	90,078	1,373
Withholding taxes in connection with vesting of restricted stock awards	—	(1,247)

Net cash provided by financing activities	90,078	126

Effect of exchange rate changes on cash and cash equivalents	(90)	37

Net increase in cash and cash equivalents	103,299	38,200
Cash and cash equivalents at beginning of period	42,169	133,401

Cash and cash equivalents at end of period	145,468	171,601
Short-term and long-term investments at end of period	33,924	44,335
Total cash, cash equivalents and short-term and long-term investments at end of period	$179,392	$215,936

See accompanying notes.

Phase Forward Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2007 and 2008 and its cash flows for the six months ended June 30, 2007 and 2008. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008.

As of June 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  See Note 17 for additional information regarding the Company’s adoption of these pronouncements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

2.              Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company’s software products including: InForm™, Clintrial™, WebSDM™, Empirica™ Trace (formerly Clintrace™), Empirica Signal (formerly WebVDME™) and CTSD™.  Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm, Empirica Signal, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
License	$11,469	$13,087	$22,505	$25,701
Application hosting services	13,412	21,235	25,464	40,420
Consulting services	3,098	3,604	6,524	7,170
Customer support	3,555	2,925	7,125	5,580

Total	$31,534	$40,851	$61,618	$78,871

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

In addition to making its software products available to customers through licenses, the Company offers its InForm, Empirica Signal, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

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

Revenues resulting from hosting services for the Empirica Signal, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are generally charged a monthly fixed fee.  Revenues are recognized ratably over the period of the service.

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

One customer, GlaxoSmithKline, accounted for approximately 16% and 12% of the Company’s total revenues in the three months ended June 30, 2007 and 2008, respectively, and 16% and 13% of the Company’s total revenues in the six months ended June 30, 2007 and 2008, respectively. The same customer accounted for $1,803 and $1,069, or 5% and 4%, of accounts receivable outstanding as of December 31, 2007 and June 30, 2008, respectively.

The Company deferred $731 and $1,074 of set up costs and amortized $604 and $878 of set up costs in the three months ended June 30, 2007 and 2008, respectively, and deferred $1,673 and $2,279 of set up costs and amortized $1,164 and $1,683 of set up costs in the six months ended June 30, 2007 and 2008, respectively.  The amortization of deferred set up costs is a component of cost of service revenues.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $178 and $188 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended June 30, 2007 and 2008, respectively, and included $297 and $343 of out-of-pocket expenses in service revenues and cost of service revenues in the six months ended June 30, 2007 and 2008, respectively.

3.              Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $1,963 and $2,361 of commissions and amortized to sales and marketing expense $1,390 and $2,035 in the three months ended June 30, 2007 and 2008, respectively, and deferred $3,626 and $4,380 of commissions and amortized to sales and marketing expense $2,905 and $3,818 in the six months ended June 30, 2007 and 2008, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $796 and $521 of royalties and amortized to cost of revenues $579 and $648 in the three months ended June 30, 2007 and 2008, respectively, and deferred $1,540 and $1,569 of royalties and amortized to cost of revenues $1,267 and $1,340 in the six months ended June 30, 2007 and 2008, respectively.

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

5.              Acquisitions

On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. (“Green Mountain”), a process automation software company that provides targeted solutions for the life sciences industry, including LabPas Phase I clinic automation software.  The Company paid a premium to acquire the technology and products of Green Mountain which provide the Company with a solution targeted for Phase I clinical trials.  The aggregate purchase price was $5,397.  The acquisition of Green Mountain was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Green Mountain have been included in the consolidated financial statements since the date of acquisition.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net income	$4,328	$3,694	$7,809	7,696

Denominator:
Weighted-average common shares outstanding	37,922,355	42,800,795	36,748,370	42,759,162
Less weighted-average unvested restricted common shares outstanding	(931,467)	(793,761)	(933,089)	(826,301)
Basic weighted-average common shares outstanding	36,990,888	42,007,034	35,815,281	41,932,861
Dilutive effect of common stock options	1,665,781	1,307,323	1,631,787	1,335,742
Dilutive effect of unvested restricted common stock awards and units	340,152	544,204	279,464	529,650
Diluted weighted-average common shares outstanding	38,996,821	43,858,561	37,726,532	43,798,253

Net income per share applicable to common
stockholders:
Basic	$0.12	$0.09	$0.22	$0.18

Diluted	$0.11	$0.08	$0.21	$0.18

In the six months ended June 30, 2007 and 2008, diluted weighted-average common shares outstanding do not include options outstanding and restricted stock units to purchase 2,652 and 399,176 common equivalent shares, respectively, as their effect would have been anti-dilutive.

7.              Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan, India and Australia are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.  The Company recorded foreign currency gains of $3 and $15 in the three months ended June 30, 2007 and 2008, respectively.  The Company recorded a foreign currency loss of $62 and a foreign currency gain of $14 in the six months ended June 30, 2007 and 2008, respectively.  Such gains (losses) are included in other income (expense) in the accompanying unaudited condensed consolidated statements of income.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity.

8.              Cash, Cash Equivalents, Short-term and Long-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity, while those securities for which it is not the Company’s intent to hold to maturity are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments.  All securities, with the exception of auction rate securities (“ARS”), are classified as held-to-maturity securities.  The ARS are debt instruments issued by various states throughout the United States and are classified as available-for-sale because it is the Company’s intent not to hold them to maturity.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2007 and June 30, 2008 consist of the following:

	December 31, 2007
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$8,718	$8,718	$8,718
Certificate of deposit	50 Days	3,100	3,100	3,100
Money market funds	Demand	121,583	121,583	121,583
Total cash and cash equivalents		$133,401	$133,401	$133,401

Auction rate securities (1)	26 years	$10,450	$10,450	$10,450
U.S. agency notes	173 days	1,502	1,501	1,502
Corporate bonds	210 days	13,219	13,222	13,219
Total short-term investments		$25,171	$25,173	$25,171

Auction rate securities	34 years	$24,050	$24,050	$24,050
Total long-term investments		$24,050	$24,050	$24,050

(1)             These ARS were successfully liquidated subsequent to December 31, 2007, with no loss.

	June 30, 2008
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$16,750	$16,750	$16,750
Money market funds	Demand	154,851	154,851	154,851
Total cash and cash equivalents		$171,601	$171,601	$171,601

U.S. agency notes	301 days	$4,000	$4,000	$4,000
Municipal bonds	360 days	1,004	1,006	1,004
Corporate bonds	227 days	16,039	16,097	16,039
Total short-term investments		$21,043	$21,103	$21,043

Auction rate securities	34 years	$24,050	$22,773	$22,773
Corporate bonds	411 days	519	532	519
Total long-term investments		$24,569	$23,305	$23,292

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.  The Company recorded an unrealized loss of $1,277 in connection with its ARS as further discussed below.

As of June 30, 2008, the Company held ARS totaling $24,050 at par value, which were considered as available-for-sale securities and classified as long-term investments in the accompanying condensed consolidated balance sheet, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

The Company concluded that the fair value of these ARS at June 30, 2008 was $22,773, a decline of $1,277 from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value was deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions as well as the fact that the Company has the ability and intent to hold these securities until market conditions improve. Accordingly, the Company has recorded a temporary impairment on these securities of $1,277 in other comprehensive income.  Depending on future market conditions, future fair value adjustments to the ARS may be required.   If in the future the Company determines that any decline in fair value of the ARS is other-than-temporary, the Company would be required to recognize the loss in its statement of income, which could have a material impact on the Company’s operating results in the period it is recognized.

Refer to Note 17 for further discussion on the accounting treatment for the ARS as well as a discussion of the adoption of SFAS No. 157 and SFAS No. 159.

9.              Restricted Cash and Debt

As of December 31, 2007, the Company had a working capital line of credit with a bank under which the Company could borrow up to $2,000, of which $1,500 was available and $500 reserved under a letter of credit associated with the Company’s leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of June 30, 2008, the $500 collateral obligation for the Company’s leased facility was secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, current portion” in the accompanying condensed consolidated balance sheet.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, non-current portion” in the accompanying condensed consolidated balance sheet.

10.       Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Consistent with prior years, the Company conducted its annual impairment test of goodwill in the fourth quarter of 2007.  Based on the results of the first step of the goodwill impairment test, the Company has determined that no impairment of goodwill existed at December 31, 2007, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.  The net carrying amount of goodwill was $25,511 and $25,486 at December 31, 2007 and June 30, 2008, respectively.  In the six months ended June 30, 2008, the Company recorded an adjustment to goodwill of $25 for the reduction of accrued vacation associated with the acquisition of Green Mountain.

Intangible assets consist of the following:

		As of December 31, 2007		As of June 30, 2008
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$3,100	$890	$3,100	$1,200
Customer relationships	5 years	1,700	756	1,700	926
Non-compete agreements	2 years	300	300	300	300
Tradename	5 years	300	98	300	128
Total		$5,400	$2,044	$5,400	$2,554

Amortization expense related to intangible assets for the three months ended June 30, 2007 and 2008 was $217 and $255, respectively, and $435 and $510 for the six months ended June 30, 2007 and 2008, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2008 (1)	$510
2009	1,020
2010	766
2011	300
2012	250
Total	$2,846

(1) This amount reflects amortization expense that the Company anticipates recognizing from July 1, 2008 through December 31, 2008.

11.  Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of June 30,
	2007	2008
Accrued payroll and related benefits	$12,084	$11,009
Accrued other expenses	4,922	4,829
Accrued royalties	2,010	1,342
Accrued income taxes	431	30

Total	$19,447	$17,210

12.  Commitments and Contingencies

From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. Intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect its financial condition or results of operations. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.

On February 13, 2008, the Company entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The lease for the Company’s current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.  The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term.  Thereafter, the annual rent under the Lease for years one through five will be $6.6 million, or approximately $548 per month.  For years six through ten, the annual rent will be $7.2 million, or approximately $603 per month.  The total base rent payable in the initial term is $69.1 million.  In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of $962.

13.       Stockholders’ Equity and Stock-Based Compensation

Common Stock

In the three and six months ended June 30, 2008, the Company issued 93,443 and 168,098 shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $601 and $1,047, respectively.  In the three and six months ended June 30, 2008, the Company issued 19,839 shares of common stock under the 2004 Employee Stock Purchase Plan resulting in proceeds of $327.  In the three and six months ended June 30, 2008, the Company released 225,350 shares of common stock in connection with the vesting of restricted stock awards.  The Company retired 74,961 of these shares to cover withholding taxes in the amount of $1,247.

Stock Option Activity

For options accounted for under SFAS No. 123(R), Share-Based Payments, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three months ended June 30, 2007 and 2008. For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123, Accounting for Stock-Based Compensation, permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statements of income.

In the three months ended June 30, 2007 and 2008, the Company recorded $1,165 and $1,992 of aggregate stock-based compensation expense, respectively, of which $1,132 and $1,992, respectively, was a result of the adoption of SFAS No. 123(R).  In the six months ended June 30, 2007 and 2008, the Company recorded $2,197 and $3,738 of aggregate stock-based compensation expense, respectively, of which $2,119 and $3,738, respectively, was a result of the adoption of SFAS No. 123(R).  As of June 30, 2008, there was $21,694 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.94 years.

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2007	2,473,717	$4.99	5.76	$41,468
Granted	—	—
Exercised	(168,098)	6.23		$1,910
Canceled	(7,919)	7.54

Outstanding as of June 30, 2008	2,297,700	$4.89	5.29	$30,061

Exercisable as of June 30, 2008	1,929,568	$4.48	5.01	$26,032

Vested or expected to vest as of June 30, 2008(1)	2,244,815	$4.85	5.26	$29,457

(1) The vested or expected to vest options at June 30, 2008 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)  The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company’s common stock on June 30, 2008 of $17.97 or as of the date of exercise, as applicable and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the six months ended June 30, 2008, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2007	1,569,469	$12.12 – 23.20	$16.52	2.90
Granted	458,606	17.45 – 18.64	17.81
Vested	(225,350)	12.12 – 12.12	12.12
Forfeited	(23,450)	12.12 – 23.20	17.64
Unvested at June 30, 2008	1,779,275	$12.12 – 23.20	$16.04	2.80	$31,974

Expected to be free of restrictions(1)	1,437,968	$12.12 – 23.20	$16.09	2.99	$25,840

(1) The expected to be free of restrictions at June 30, 2008 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2) The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on June 30, 2008 of $17.97.

14.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on our ARS that are classified as available-for-sale.  Comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$4,328	$3,694	$7,809	$7,696
Translation adjustment	114	(15)	246	517
Impairment of auction rate securities, net of tax	—	(87)	—	(796)
Comprehensive income	$4,442	$3,592	$8,055	$7,417

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2007 and June 30, 2008:

		As of December 31, 2007		As of June 30, 2008
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	7,500	$14,861	—	$—
Euro	Sale	3,400	4,965	—	—
			$19,826		$—

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Realized and unrealized foreign currency gains (losses), net of hedging, are accounted for in non-operating income (expense).  The Company recorded foreign currency gains of $3 and $15 in the three months ended June 30, 2007 and 2008.  The Company recorded a foreign currency loss of $62 and a foreign currency gain of $14 in the six months ended June 30, 2007 and June 30, 2008, respectively.  The Company settles forward foreign exchange contracts in cash.

16.       Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2007 and 2008 were 8% and 35%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2007 and 2008 were 11% and 37%, respectively.  In the three and six months ended June 30, 2007, the Company’s provision for taxes includes foreign and alternative minimum tax as the Company utilized available U.S. net operating losses to offset its primary federal obligations resulting in effective tax rates of 8% and 11%, respectively.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  As of June 30, 2008, the Company had a liability of $1,193 for unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of June 30, 2008, the Company had approximately $124 of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $144 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,193 and accrued interest and penalties of $124 are classified as other long-term liabilities on the consolidated balance sheet as of June 30, 2008.

17.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

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

•                  Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

•                  Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

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

The following table sets forth the Company’s financial instruments carried at fair value within the SFAS No. 157 hierarchy and using the lowest level of input as of June 30, 2008:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:

Money market funds	$154,851	$—	$—	$154,851
Restricted cash	1,462	—	—	1,462
Total cash equivalents and restricted cash	156,313	—	—	$156,313

U.S. agency notes	—	4,000	—	4,000
Municipal bonds	—	1,006	—	1,006
Corporate bonds	—	16,097	—	16,097
Total short-term investments	—	21,103	—	21,103

Auction rate securities (1)	—	—	22,773	22,773
Corporate bonds	—	532	—	532
Long-term investments	—	532	22,773	23,305

Total Assets	$156,313	$21,635	$22,773	$200,721

(1)      For additional information regarding auction rate securities, see Note 8.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2008:

Level 3 Financial
Assets
Balance, beginning of period	$—
Transfers in (out) of Level 3	24,050
Sales	—
Realized gains (losses)	—
Unrealized gains (losses) on securities held at period end	(1,277)
Balance, end of period	$22,773

Realized gains and losses from sales of the Company’s investments are included in “Other income (expense)” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No.159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and as otherwise set forth in this Quarterly Report on Form 10-Q, in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

•       Empirica Signal (formerly WebVDME), our data mining and signal detection solution for post-marketing data; and

•         CTSD, our signal detection solution for data from clinical trials.

License revenues are derived principally from the sale of term licenses for our software products.  Service revenues are derived principally from our delivery of the hosted solution of our InForm, Empirica Signal, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of our products.  We generally recognize revenues ratably over the life of a license or service contract. This allows us to maintain a backlog that provides multi-year visibility in revenues.

One customer, GlaxoSmithKline, accounted for approximately 16% and 12% of our total revenues in the three months ended June 30, 2007 and 2008, respectively, and 16% and 13% of our total revenues in the six months ended June 30, 2007 and 2008 respectively.  This same customer accounted for $1.8 million and $1.1 million, or 5% and 4%, of accounts receivable outstanding as of December 31, 2007 and June 30, 2008, respectively.  Our top 20 customers accounted for approximately 68% and 63% of our total revenues, net of reimburseable out-of-pocket expenses, in the three months ended June 30, 2007 and 2008, respectively, and 66% and 64% of our total revenues, net of reimburseable out-of-pocket expenses, in the six months ended June 30, 2007 and 2008, respectively.

License Revenues

We derive our license revenues principally from the sale of term licenses for the following software products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial and WebSDM, our clinical data management solutions; our drug safety solutions, including our Empirica Trace, Empirica Signal and CTSD products; and our LabPas Phase I clinic automation solution.  Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and drug safety products.

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, WebSDM, Empirica Trace, Empirica Signal, CTSD and LabPas software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Empirica Trace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our other products are generally annual or multi-year with payment terms generally annually in advance.  License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

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

Service Revenues

Application Hosting Services.    In addition to making our software products available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and WebSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services.  Service revenues from application hosting services are derived principally from our InForm hosted solution.

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

Revenues resulting from hosting services for our Empirica Signal, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

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

Gross Margin.    Our gross margin on license revenues varies based on the mix of royalty- and non-royalty-bearing license revenues and the amount of amortization of acquired technologies. Our gross margin on service revenues varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenues are recognized ratably over the software license term, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenues will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenues.

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

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense.  Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to our July 2004 initial public offering.  During the three months ended June 30, 2007 and 2008, we recorded $1.2 million and $2.0 million of stock-based compensation expense, respectively.  During the six months ended June 30, 2007 and 2008, we recorded $2.2 million and $3.7 million of stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen.  In the three months ended June 30, 2007 and 2008, approximately 53% and 45%, respectively, of our revenues were generated in locations outside the United States.  In the six months ended June 30, 2007 and 2008, approximately 52% and 46%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation expenses, long-lived assets, intangible assets and goodwill, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Quarterly Report on Form 10-Q. Our actual results may differ from these estimates under different assumptions or conditions.

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

We generally enter into software term licenses for our InForm, Clintrial and Empirica Trace products with our customers for 3- to 5-year periods. License agreements for our Empirica Signal, CTSD and WebSDM products are generally annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

In addition to making our software products available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

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

Revenues resulting from hosting services for our Empirica Signal, CTSD and WebSDM products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

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

We deferred $731,000 and $1.1 million of set up costs and amortized $604,000 and $878,000 in the three months ended June 30, 2007 and 2008, respectively, and deferred $1.7 million and $2.3 million of set up costs and amortized $1.2 million and $1.7 million in the six months ended June 30, 2007 and 2008, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We deferred $2.0 million and $2.4 million of commissions and amortized to sales and marketing expense $1.4 million and $2.0 million of commissions in the three months ended June 30, 2007 and 2008, respectively, and deferred $3.6 million and $4.4 million of commissions and amortized to sales and marketing expense $2.9 million and $3.8 million of commissions in the six months ended June 30, 2007 and 2008, respectively.  Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled.  We deferred $796,000 and $521,000 of royalties and amortized to cost of revenues $579,000 and $648,000 of royalties in the three months ended June 30, 2007 and 2008, respectively, and deferred $1.5 million and $1.6 million of royalties and amortized to cost of revenues $1.3 million and $1.3 million of royalties in the six months ended June 30, 2007 and 2008, respectively.

Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $270,000 and $387,000 as of December 31, 2007 and June 30, 2008, respectively.

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

During the three and six months ended June 30, 2008, we recorded $2.0 million and $3.7 million of aggregate stock-based compensation expense, respectively, which were a result of the adoption of SFAS No. 123(R).  During the three months ended June 30, 2008, stock-based compensation expense included $448,000 in cost of revenues, $323,000 in research and development, $368,000 in sales and marketing and $853,000 in general and administrative expense.  In the six months ended June 30, 2008, stock-based compensation expense included $841,000 in cost of revenues, $602,000 in research and development, $682,000 in sales and marketing and $1.6 million in general and administrative expense.  In the three months ended June 30, 2007 and 2008, stock-based compensation expense reduced basic and diluted earnings per share by $0.03.  In the six months ended June 30, 2007, stock-based compensation expense reduced diluted earnings per share by $0.06.  In the six months ended June 30, 2008, stock-based compensation expense reduced basic and diluted earnings per share by $0.06 and $0.05, respectively.  As of June 30, 2008, we had $21.7 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.94 years.

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

Overview of Results of Operations in the Three Months Ended June 30, 2007 and 2008

Total revenues increased by 30%, or $9.3 million, in the three months ended June 30, 2008 compared to the same period in 2007, primarily due to an increase in service revenues of $7.7 million, or 38%.  In addition, license revenues increased by $1.6 million, or 14%.

Our gross margin increased by 24%, or $4.4 million, in the three months ended June 30, 2008 compared to the same period in 2007, primarily due to the increase in service revenues.

Operating income for the three months ended June 30, 2008 of $4.2 million increased 32%, or $1.0 million, compared to the same period in 2007.  The operating income for the three months ended June 30, 2007 and 2008 also included $1.2 million and $2.0 million of stock-based compensation expense, respectively.

The results in the three months ended June 30, 2008 were impacted by foreign exchange rate fluctuations, resulting in increases of approximately 3% and 2% in revenues and expenses, respectively, for the period.

As of June 30, 2008, we had $192.6 million of unrestricted cash, cash equivalents and short-term investments, an increase of $34.0 million from $158.6 million at December 31, 2007.  As of June 30, 2008, we had no outstanding debt.

Revenues

	Three Months Ended June 30,
	2007		2008		Change
Revenues by Product Line (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$22,754	72%	$31,332	77%	$8,578	38%
Clinical data management	5,122	16	5,642	14	520	10
Safety	3,658	12	3,877	9	219	6
Total	$31,534	100%	$40,851	100%	$9,317	30%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $7.7 million and $1.1 million, respectively.  The increases are partially offset by decreases in consulting services and customer support, totaling $275,000.  The increase in clinical data management can be attributed to increases in license revenues and consulting services revenues of $331,000 and $198,000, respectively.  The increase in safety was due to increases in license revenues, customer support revenues and application hosting services revenues of $173,000, $77,000 and $76,000, respectively.  These increases are partially offset by a decrease in consulting services revenues of $107,000.

	Three Months Ended June 30,
	2007		2008		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$11,469	36%	$13,087	32%	$1,618	14%
Application hosting services	13,412	43	21,234	52	7,822	58
Consulting services	3,098	10	3,604	9	506	16
Customer support	3,555	11	2,926	7	(629)	(18)
Total	$31,534	100%	$40,851	100%	$9,317	30%

Total revenues increased in the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended June 30, 2008 was partially due to an approximately 8% increase in production trials under management from approximately 750 as of June 30, 2007 to approximately 810 as of June 30, 2008, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials is primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, and to an increase in average fee per trial.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and, to a lesser extent, growth in sales relating to our clinical data management and safety products.  The increase in consulting revenues was primarily attributable to additional InForm revenues which were related to both new and existing customers, as well as an increase in Clintrial and Empirica Trace  revenues.  The decrease in customer support revenues in the three months ended June 30, 2008 was due primarily to a decrease in support revenues related to electronic data capture, primarily InForm.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended June 30,
	2007		2008		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$14,765	47%	$22,238	55%	$7,473	51%

United Kingdom	12,010	38	12,810	31	800	7
France	2,857	9	3,429	8	572	20
Asia Pacific	1,902	6	2,374	6	472	25
International subtotal	16,769	53	18,613	45	1,844	11
Total	$31,534	100%	$40,851	100%	$9,317	30%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues, as well as increases in clinical data management and safety revenues. The increase in U.S. revenues is primarily due to an increase in electronic data capture of $7.3 million, as well as increases in safety and clinical data management revenues of $133,000 and $29,000, respectively. The increase in international revenues is primarily the result of electronic data capture revenues of $1.3 million, as well as increases in clinical data management and safety revenues of $492,000 and $86,000, respectively.

Cost of Revenues

	Three Months Ended June 30,
	2007		2008		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$529	5%	$626	5%	$97	18%
Services	12,359	62	17,191	62	4,832	39
Total	$12,888	41%	$17,817	44%	$4,929	38%

The cost of license revenues increased in the three months ended June 30, 2008 primarily due to a $65,000 increase in amortization of intangible assets as well as a $42,000 increase in cost of royalties associated with our InForm software product.  The increase in cost of services in the three months ended June 30, 2008 was due primarily to increases in salary and benefits and outside contractor expense of $2.1 million and $1.5 million, respectively.  Other increases include depreciation and stock-based compensation expense of $468,000 and $330,000, respectively.  In addition, we had increases in recruitment fees of $170,000 and hosting fees of $147,000.

Gross Margin

	Three Months Ended June 30,
	2007		2008		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$10,940	95%	$12,461	95%	$1,521	14%
Services	7,706	38	10,573	38	2,867	37
Total	$18,646	59%	$23,034	56%	$4,388	24%

The net gross margin percentage in the three months ended June 30, 2008 declined 3% from the three months ended June 30, 2007 primarily due to an increase in the lower margin service revenues as a percentage of total revenues.  It is likely that gross margin, as a percentage of revenues will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and materials basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period and the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended June 30,
	2007		2008		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$5,775	18%	$6,783	17%	$1,008	17%
Research and development	4,922	16	6,021	15	1,099	22
General and administrative	4,787	15	6,045	15	1,258	26
Total	$15,484	49%	$18,849	47%	$3,365	22%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended June 30, 2008 primarily due to a $645,000 increase in commission expense due to an increase in revenues.  We also had increases in employee-related expenses and stock-based compensation expense of $204,000 and $165,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended June 30, 2008 primarily due to an increase in employee-related expenses of $511,000 related to a headcount increase of 17 people.  We also experienced additional expenses related to outside contractors and stock-based compensation expense of $318,000 and $144,000, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended June 30, 2008 primarily due to an increase in employee-related expenses of $487,000, primarily related to a headcount increase of 12 people.  In addition, stock-based compensation expense, depreciation expense and travel expense increased $188,000, $109,000 and $64,000, respectively.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$3,162	10%	$4,185	10%	$1,023	32%

Operating Income.   The increase in operating income in the three months ended June 30, 2008 was primarily due to an increase in revenues and in gross margin and the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Three Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$1,532	5%	$1,386	3%	$(146)	(10)%
Other, net	4	—	115	—	111	—
Total other income	$1,536	5%	$1,501	3%	$(35)	(2)%

Other Income (Expense).    The decrease in interest income in the three months ended June 30, 2008 was primarily due to the decrease in interest rates.

Provision for Income Taxes

	Three Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$370	1%	$1,992	5%	$1,622	NM

Provision for Income Taxes.   Our effective tax rates for the three months ended June 30, 2007 and 2008 were 8% and 35%, respectively.  In the three months ended June 30, 2007, our provision for taxes includes foreign and alternative minimum tax as we utilized available U.S. net operating losses to offset our primary federal income tax obligations resulting in an effective tax rate of 8%.  In the three months ended June 30, 2008, our effective tax rate was lower than our statutory rate of 38% primarily due to the utilization of state research and development tax credits.

Overview of Results of Operations in the Six Months Ended June 30, 2007 and 2008

Total revenues increased by 28%, or $17.3 million, in the six months ended June 30, 2008 compared to the same period in 2007 due primarily to an increase in service revenues of 36%.  Additionally, license revenues increased by 14%, or $3.2 million, in the six months ended June 30, 2008 compared to the same period in 2007.

Our gross margin increased by 23%, or $8.3 million, in the six months ended June 30, 2008 compared to the same period in 2007, primarily due to the increase in services revenues.

Operating income in the six months ended June 30, 2008 of $8.6 million increased 35%, or $2.2 million, compared to the same period in 2007.  The operating income in the six months ended June 30, 2007 and 2008 also included $2.2 million and $3.7 million of stock-based compensation expense, respectively.

The results in the six months ended June 30, 2008 were affected by foreign exchange rate fluctuations, resulting in increases of approximately 3% and 2% in revenues and expenses, respectively, in the period.

Revenues

	Six Months Ended June 30,
	2007		2008		Change
Revenues by Product Line (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$44,029	71%	$60,283	76%	$16,254	37%
Clinical data management	10,158	17	11,172	14	1,014	10
Safety	7,431	12	7,416	10	(15)	—
Total	$61,618	100%	$78,871	100%	$17,253	28%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $14.8 million.  In addition, there were increases in license revenues and consulting services revenues of $2.3 million and $625,000, respectively.  These increases are partially offset by a decrease in customer support of $1.5 million.  The increase in clinical data management can be attributed to increases in license revenues and consulting services of $725,000 and $421,000, respectively, partially offset by a decrease in customer support revenues of $132,000.  The decrease in safety was primarily due to a decrease in consulting services of $398,000.  This decrease was offset by increases in license revenues, application hosting services and customer support revenues of $154,000, $151,000 and $78,000, respectively.

	Six Months Ended June 30,
	2007		2008		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$22,505	37%	$25,701	33%	$3,196	14%
Application hosting services	25,464	41	40,420	51	14,956	59
Consulting services	6,524	11	7,170	9	646	10
Customer support	7,125	11	5,580	7	(1,545)	(22)
Total	$61,618	100%	$78,871	100%	$17,253	28%

Total revenues increased in the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the six months ended June 30, 2008 was partially due to an approximately 8% increase in production trials under management from approximately 750 as of June 30, 2007 to approximately 810 as of June 30, 2008, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials is primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, and to an increase in average fee per trial.  The increase in license revenues was primarily the result of additional electronic data capture revenues from both new and existing customers, and to a lesser extent, growth in sales relating to our clinical data management and safety products.  The increase in consulting services was primarily attributable to additional electronic data capture revenues which were related to both new and existing customers.  The decrease in customer support revenues in the six months ended June 30, 2008 was due primarily to decreases in electronic data capture revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Six Months Ended June 30,
	2007		2008		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$29,713	48%	$42,432	54%	$12,719	43%

United Kingdom	22,920	37	24,903	31	1,983	9
France	5,375	9	7,016	9	1,641	31
Asia Pacific	3,610	6	4,520	6	910	25
International subtotal	31,905	52	36,439	46	4,534	14
Total	$61,618	100%	$78,871	100%	$17,253	28%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues of $16.2 million.  In addition there was an increase in clinical data management revenues of $1.0 million.  The increase in U.S. revenues is primarily related to an increase in electronic data capture revenues of $12.6 million.  The increase in international revenues is primarily the result of electronic data capture revenues from both new and existing customers of $3.7 million, as well as an increase in clinical data management revenues of $829,000.

Costs of Revenues

	Six Months Ended June 30,
	2007		2008		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$1,134	5%	$1,281	5%	$147	13%
Services	23,886	61	32,719	62	8,833	37
Total	$25,020	41%	$34,000	43%	$8,980	36%

The costs of license revenues increased in the six months ended June 30, 2008 primarily due to a $130,000 increase in the amortization of intangible assets.  The increase in cost of services in the six months ended June 30, 2007 was primarily due to increases in employee-related and outside contractor expenses of $4.1 million and $2.5 million, respectively, associated with delivering increased services.  We also had expense increases for depreciation, stock-based compensation and hosting of $1.0 million, $613,000 and $307,000, respectively.  In addition, there were also increases in recruiting, facilities, and phone and internet expenses of $187,000, $167,000 and $163,000, respectively.  These expense increases are partially offset by a decrease in computer-related expense of $235,000.  Computer-related expenses include hardware and software support agreements as well as computer accessories.

Gross Margin

	Six Months Ended June 30,
	2007		2008		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$21,371	95%	$24,420	95%	$3,049	14%
Services	15,227	39	20,451	38	5,224	34
Total	$36,598	59%	$44,871	57%	$8,273	23%

The services gross margin percentage decreased slightly in the six months ended June 30, 2008, as our expense increase outpaced our revenues growth.  The overall net gross margin decreased 2% in the six months ended June 30, 2008 due to the decline in services gross margin.

Operating Expenses

	Six Months Ended June 30,
	2007		2008		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$11,222	18%	$12,934	16%	$1,712	15%
Research and development	9,554	16	11,579	15	2,025	21
General and administrative	9,425	15	11,745	15	2,320	25
Total	$30,201	49%	$36,258	46%	$6,057	20%

Sales and Marketing.    Sales and marketing expenses increased in the six months ended June 30, 2008 primarily due to a $920,000 increase in commission expense due to an increase in revenues, and a $426,000 increase in employee-related expenses.  We also experienced increases in stock-based compensation and travel expenses of $313,000 and $75,000, respectively.

Research and Development.    Research and development expenses increased in the six months ended June 30, 2008 primarily due to employee-related expenses of $1.0 million related to a headcount increase of 17 people.  In addition, outside contractor, stock-based compensation and recruiting expense increased $417,000, $267,000 and $96,000 respectively.

Further, there were increases in depreciation, travel and phone and internet expense of $73,000, $66,000 and $37,000, respectively.

General and Administrative.    General and administrative expenses increased in the six months ended June 30, 2008 primarily due to an increase in employee-related expenses of $854,000 related to a headcount increase of 12 people.  Further, depreciation, stock-based compensation and professional expenses increased $490,000, $348,000 and $174,000, respectively.  Additionally, we experienced expense increases in computer-related, employee appreciation and retention programs and internal network hosting in the amount of $108,000, $101,000 and $80,000, respectively.  In addition, recruiting, travel and insurance expenses increased $62,000, $51,000 and $39,000, respectively.

Operating Income

	Six Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$6,397	10%	$8,613	11%	$2,216	35%

The increase in operating income in the six months ended June 30, 2008 was primarily due to the reduction in operating expenses as a percentage of revenues.

Other Income (Expense)

	Six Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$2,396	4%	$3,287	4%	$891	37%
Other, net	(62)	—	249	—	311	—
Total other income	$2,334	4%	$3,536	4%	$1,202	51%

The increase in interest income in the six months ended June 30, 2008 was primarily due to an increase in cash and cash equivalents available for short-term investments.

Provision for Income Taxes

	Six Months Ended June 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$922	2%	$4,453	6%	$3,531	383%

 Our effective tax rates for the six months ended June 30, 2007 and 2008 were 11% and 37%, respectively.  In the six months ended June 30, 2007, our provision for taxes includes foreign and alternative minimum tax as we utilized available U.S. net operating losses to offset our primary federal obligations resulting in an effective tax rate of 11%.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short-term and long-term investments totaling $182.6 million and $215.9 million at December 31, 2007 and June 30, 2008, respectively, and accounts receivable of $35.5 million and $29.0 million, respectively.

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

Net cash provided by operating activities was $41.7 million in the six months ended June 30, 2008, which was greater than net income of $7.7 million.  This difference was primarily due to an increase in deferred revenues of $15.4 million and a decrease in accounts receivable of $7.2 million.  In addition, over the same period there was $4.5 million of non-cash depreciation and amortization expense, $4.3 million of non-cash income tax expense, $3.7 million of non-cash stock-based compensation expense and an increase in accounts payable of $1.4 million.  These increases in cash were partially offset by a decrease in accrued expense of $1.6 million and increases in deferred set up costs of $1.3 million.

Net cash used in investing activities was $3.6 million in the six months ended June 30, 2008, which was primarily due to the purchase of short-term and long-term investments of $36.1 million, capital expenditures of $5.9 million and an increase in restricted cash associated with our leases of $1.5 million.  These decreases in cash were partially offset by $39.8 million of proceeds from maturities of short-term investments.

Net cash provided by financing activities was $126,000 in the six months ended June 30, 2008, consisting of proceeds from the exercise of stock options of $1.4 million, partially offset by the payment of withholding taxes associated with the vesting of restricted stock awards of $1.2 million.

Substantially all of our long-lived assets at December 31, 2007 and June 30, 2008 are located in the United States.

We generally do not enter into long-term binding purchase commitments.  Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2007 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,872	$3,902	$2,779	$1,153	$38 341
Total	$7,872	$3,902	$2,779	$1,153	$38 341

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

As of December 31, 2007, we had a working capital line of credit with a bank under which we could borrow up to $2.0 million, of which $1.5 million was available and $500,000 reserved under a letter of credit associated with our leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of June 30, 2008, the $500,000 collateral obligation for our leased facility was secured by a certificate of deposit.

In connection with the signing of the Lease, we deposited with the Landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of $962,000 secured by a certificate of deposit.

At December 31, 2007, we had $54.8 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income.  These attributes may reduce our future cash tax liability.  In addition, we had $15.6 million of net operating losses resulting from excess tax deductions related to stock-based compensation expense.  We will realize the benefit of these excess tax deductions through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments.  In addition, we had $1.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes.  The net operating loss and tax credit carryforward periods extend through 2026 and 2027, respectively.  In addition, we had $3.6 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We also had $3.1 million of research and development tax credit carryforwards that may be utilized to offset future Massachusetts state taxable income.  The Massachusetts tax credit carryforward period extends through 2022.  The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities.  Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  We currently expect to realize the benefit of recorded deferred tax assets as of June 30, 2008 of $22.3 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

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

We believe our existing unrestricted cash, cash equivalents, short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services.  From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing.  To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Included within our investment portfolio at June 30, 2008, were $24.1 million of auction rate securities (“ARS”) at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at June 30, 2008 was $22.8 million, a decline of $1.3 million from par value. Fair value was determined using a discounted cash flow model as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to current market conditions as well as the fact that we have the ability and intent to hold these securities until market conditions improve. Accordingly, we recorded an unrealized loss on these securities of $1.3 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

We believe that, based on our unrestricted cash, cash equivalents and short-term investment balances of $192.6 million at June 30, 2008, excluding fair market value of ARS of $22.8 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States and prioritizes the generally accepted accounting principles thereunder. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen.  During the six months ended June 30, 2007 and 2008, 52% and 46%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are denominated in currencies other than the U.S. dollar, as are many of the associated expenses. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of June 30, 2008, we had $7.6 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

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

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies.  We regularly hedge our non-U.S. dollar-based exposures by entering into short-term forward foreign exchange contracts. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally for one month. The short-term nature of these contracts has resulted in these instruments having insignificant fair values.

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

As of June 30, 2007, we entered into contracts to hedge approximately $4.3 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  As of June 30, 2008, we were not a party to any hedging contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $215.9 million at June 30, 2008.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

As of June 30, 2008, we held auction rate securities (“ARS”) totaling $24.1 million at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at June 30, 2008 was $22.8 million, a decline of $1.3 million from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in us continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to general market conditions. Accordingly, we have recorded a temporary impairment on these securities of $1.3 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair market value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

We believe that, based on our unrestricted cash, cash equivalents and short-term marketable securities balances of $192.6 million at June 30, 2008, excluding fair market value of ARS of $22.8 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held April 30, 2008, our stockholders took the following actions:

Our stockholders elected Axel Bichara, Paul A. Bleicher, Richard D’Amore, James I. Cash, Jr., Gary E. Haroian, Kenneth I. Kaitin, Dennis R. Shaughnessy, and Robert K. Weiler as directors, each to serve for a one-year term and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The directors were elected by a plurality of the votes cast at the 2008 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

Axel Bichara	40,080,680	190,323
Paul A. Bleicher	39,875,015	395,988
Richard D’Amore	39,874,916	396,087
James I. Cash, Jr.	39,750,854	520,149
Gary E. Haroian	40,058,769	212,234
Kenneth I. Kaitin	40,039,470	231,553
Dennis R. Shaughnessy	40,080,580	190,423
Robert K. Weiler	39,897,028	373,975

No other persons were nominated, nor received votes, for election as a director at the 2008 annual meeting.

Our stockholders approved the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes cast at the 2008 annual meeting were as follows: 39,966,688 shares voted for, 283,858 shares voted against and 20,457 shares abstained from voting.

Item 5. Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Vice President, Corporate Development, Martin Young; our Vice President, Quality and Regulatory Compliance, Michael P. Owings; our Senior Vice President, Development, Steven Rosenberg; our Senior Vice President, Worldwide Sales, Stephen J. Powell; and our Senior Vice President and Chief Financial Officer, Rodger Weismann have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

Item 6. Exhibits.

Exhibit No.		Description
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED

	By:	/s/ ROBERT K. WEILER
Robert K. Weiler Chief Executive Officer (Duly authorized officer)

	By:	/s/ RODGER WEISMANN
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 8, 2008

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.