Form 10-Q
period 2008-09-30
PHASE FORWARD INC
filed 2008-11-10
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes    ☐     No    ☒

As of November 03, 2008, the registrant had 42,886,565 shares of common stock outstanding.

PHASE FORWARD INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2008

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	As of December 31,	As of September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$133,401	$134,401
Restricted cash, current portion	—	500
Short-term investments	25,171	20,924
Accounts receivable, net of allowance of $270 and $324 in 2007 and 2008, respectively	35,515	34,551
Acquired future billings, current portion	—	1,170
Deferred set up costs, current portion	2,062	2,501
Prepaid commissions and royalties, current portion	4,458	4,336
Prepaid expenses and other current assets	4,513	6,266
Deferred income taxes, current portion	10,061	11,058

Total current assets	215,181	215,707

Long-term investments	24,050	22,795
Acquired future billings, net of current portion	—	1,081
Property and equipment, net	15,967	26,979
Deferred set up costs, net of current portion	1,347	1,964
Prepaid commissions and royalties, net of current portion	3,614	4,032
Intangible assets, net of accumulated amortization of $2,044 and $3,119 in 2007 and 2008, respectively	3,356	24,391
Goodwill	25,511	43,198
Deferred income taxes, net of current portion	16,576	10,382
Restricted cash, net of current portion	—	962
Other assets	267	549

Total assets	$305,869	$352,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,222	$5,249
Accrued expenses	19,447	20,056
Deferred rent, current portion	240	—
Leasehold incentive obligation, current portion	—	510
Deferred revenues, current portion	61,750	76,984

Total current liabilities	82,659	102,799

Deferred rent, net of current portion	116	—
Leasehold incentive obligation, net of current portion	—	5,615
Deferred revenues, net of current portion	5,380	9,541
Other long-term liabilities	1,277	1,336

Total liabilities	89,432	119,291

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—42,724 and 42,902 shares in 2007 and 2008, respectively	428	429
Additional paid-in capital	274,869	281,447
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive (loss) income	746	(658)
Accumulated deficit	(59,495)	(48,358)

Total stockholders’ equity	216,437	232,749

Total liabilities and stockholders’ equity	$305,869	$352,040

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
License	$12,924	$12,974	$35,429	$38,675
Service	21,952	30,017	61,065	83,187

Total revenues	34,876	42,991	96,494	121,862
Costs of revenues:
License	552	838	1,686	2,119
Service(1)	13,561	17,686	37,447	50,405

Total cost of revenues	14,113	18,524	39,133	52,524
Gross margin:
License	12,372	12,136	33,743	36,556
Service	8,391	12,331	23,618	32,782

Total gross margin	20,763	24,467	57,361	69,338

Operating expenses:
Sales and marketing(1)	6,509	7,024	17,731	19,958
Research and development(1)	5,066	6,424	14,620	18,003
General and administrative(1)	5,084	6,629	14,509	18,374

Total operating expenses	16,659	20,077	46,860	56,335

Income from operations	4,104	4,390	10,501	13,003
Other income (expense):
Interest income	2,362	1,483	4,758	4,770
Other expense	(91)	(478)	(153)	(229)

Total other income	2,271	1,005	4,605	4,541

Income before provision for income taxes	6,375	5,395	15,106	17,544
Provision for income taxes	657	1,954	1,579	6,407

Net income	$5,718	$3,441	$13,527	$11,137

Net income per share applicable to common stockholders:
Basic	$0.14	$0.08	$0.36	$0.27

Diluted	$0.13	$0.08	$0.34	$0.25

Weighted average number of common shares used in net income per share calculations:
Basic	41,238	42,194	37,643	42,020

Diluted	43,397	44,065	39,659	43,879

(1)             Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$102	$437	$330	$1,278
Sales and marketing	201	393	570	1,075
Research and development	181	329	516	931
General and administrative	652	1,133	1,917	2,746

See accompanying notes.

Phase Forward Incorporated
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2008
Operating activities
Net income	$13,527	$11,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,930	7,149
Stock-based compensation expense	3,333	6,030
Loss on disposal of fixed assets	—	303
Foreign currency exchange loss	160	444
Provision for allowance for doubtful accounts	75	55
Deferred income taxes	(4,554)	5,739
Non-cash income tax expense	5,410	—
Amortization of premiums or discounts on investments	57	(178)
Changes in assets and liabilities:
Accounts receivable and acquired future billings	2,012	(502)
Deferred costs	(2,498)	(1,524)
Prepaid expenses and other current assets	(658)	864
Accounts payable	(437)	3,843
Accrued expenses	3,337	396
Deferred revenues	9,359	17,336
Deferred rent	(452)	(386)

Net cash provided by operating activities	33,601	50,706

Investing activities
Increase in restricted cash	—	(1,462)
Proceeds from maturities of short-term and long-term investments	60,172	50,325
Purchase of short-term and long-term investments	(62,594)	(45,901)
Purchase of property and equipment	(7,706)	(11,108)
Cash paid for acquisition of Clarix LLC, net of cash acquired (1)	—	(40,869)

Net cash used in investing activities	(10,128)	(49,015)

Financing activities
Proceeds from issuance of common stock	91,369	1,795
Withholding taxes in connection with vesting of restricted stock awards	—	(1,247)

Net cash provided by financing activities	91,369	548

Effect of exchange rate changes on cash and cash equivalents	123	(1,239)

Net change in cash and cash equivalents	114,965	1,000
Cash and cash equivalents at beginning of period	42,169	133,401

Cash and cash equivalents at end of period	157,134	134,401
Short-term and long-term investments at end of period	29,832	43,719
Total cash, cash equivalents and short-term and long-term investments at end of period	$186,966	$178,120

Non-cash investing activities
Purchase of leasehold improvements directly paid by lessor of new facility (Note 13)	$—	$6,125

(1) Cash paid for acquisition of Clarix LLC (Note 5)
Fair value of assets acquired	$—	$4,420
Liabilities assumed	—	(3,030)
Acquired intangible assets	—	22,110
Cost in excess of net assets acquired	—	17,804
Cash paid	—	41,304
Less cash acquired	—	(435)
Cash paid for acquisition	$—	$40,869

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share amounts)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2007 and 2008 and its cash flows for the nine months ended September 30, 2007 and 2008. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008.

As of September 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  See Note 19 for additional information regarding the Company’s adoption of these pronouncements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

On September 5, 2008, the Company acquired all of the outstanding membership interests of Clarix LLC (“Clarix”), a provider of web-integrated interactive response technology (“IRT”) for clinical trial management.  Clarix’s web-integrated IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials.  The results of Clarix have been included in the Company’s consolidated financial statements since the date of acquisition (see Note 5).

2.     Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the Company’s software products including: InForm™, Clintrial™, WebSDM™, Empirica™ Trace (formerly Clintrace™), Empirica Signal (formerly WebVDME™) and CTSD™.  Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm, Clarix, Empirica Signal, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products

The components of revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
License	$12,924	$12,974	$35,429	$38,675
Application hosting services	14,906	23,553	40,370	63,974
Consulting services	3,475	3,488	9,999	9,703
Customer support	3,571	2,976	10,696	9,510

Total	$34,876	$42,991	$96,494	$121,862

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

Revenues resulting from InForm and Clarix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm and Clarix hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are revenues attributable to the software license used by the customer.

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

One customer, GlaxoSmithKline, accounted for approximately 15% and 12% of the Company’s total revenues in the three months ended September 30, 2007 and 2008, and 16% and 12% of the Company’s total revenues in the nine months ended September 30, 2007 and 2008, respectively.  The same customer accounted for $1,803 and $1,135, or 5% and 3%, of accounts receivable outstanding as of December 31, 2007 and September 30, 2008, respectively.

The Company deferred $976 and $1,318 of set up costs and amortized $670 and $858 of set up costs in the three months ended September 30, 2007 and 2008, respectively, and deferred $2,650 and $3,597 of set up costs and amortized $1,835 and $2,541 of set up costs in the nine months ended September 30, 2007 and 2008, respectively.  The amortization of deferred set up costs is a component of cost of services.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $229 and $304 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended September 30, 2007 and 2008, respectively, and included $526 and $647 of out-of-pocket expenses in service revenues and cost of service revenues in the nine months ended September 30, 2007 and 2008, respectively.

3.     Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $3,233 and $1,930 of commissions and amortized to sales and marketing expense $2,306 and $2,358 in the three months ended September 30, 2007 and 2008, respectively, and deferred $6,859 and $6,301 of commissions and amortized to sales and marketing expense $5,211 and $6,167 in the nine months ended September 30, 2007 and 2008, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $526 and $605 of royalties and amortized to cost of revenues $617 and $672 in the three months ended September 30, 2007 and 2008, respectively, and deferred $2,066 and $2,174 of royalties and amortized to cost of revenues $1,884 and $2,012 in the nine months ended September 30, 2007 and 2008, respectively.

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

5.      Acquisitions

Green Mountain Logic

On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. (“Green Mountain”), a process automation software company that provides targeted solutions for the life sciences industry, including LabPas Phase I clinic automation software.  The aggregate purchase price was $5,397, of which $3,943 has been recorded as goodwill.  The company acquired the technology and products of Green Mountain which provides a solution targeted for Phase I clinical trials.  The acquisition of Green Mountain was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Green Mountain have been included in the consolidated financial statements since the date of acquisition.

Clarix

On September 5, 2008, the Company acquired all of the outstanding membership interests of Clarix LLC (“Clarix”), a provider of web-integrated interactive response technology (“IRT”) for clinical trial management.  Clarix’s web-integrated IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials.  The aggregate purchase price was $41,304 in cash, of which $17,804 has been recorded as goodwill.  The company acquired the technology of Clarix, which will allow the Company to penetrate the IRT market and extend its Electronic Data Capture solution.  There were no earn-out provisions as a result of the acquisition.  The acquisition of Clarix was accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the results of Clarix have been included in the consolidated financial statements since the date of acquisition.

The components of the consideration are as follows:

Amount
Cash paid	$40,000
Transaction costs incurred	1,304
Total purchase price	$41,304

Due to the timing of the acquisition the Company has not finalized the purchase price allocation.  The purchase price allocation, including an independent appraisal for certain tangible and intangible assets, has been prepared on a preliminary basis based on the information that was available to management at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation are expected as additional information becomes available.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

		Amount
Current assets		$3,071
Property, plant and equipment		227
Intangible assets subject to amortization:
Developed technology (five year useful life)	$12,360
Customer base (five year useful life)	4,670
Trade name (five year useful life)	4,110
Non-compete agreements (three year useful life)	310
Customer backlog (five year useful life)	660	22,110
Other assets, long-term		1,122
Goodwill		17,804
Total assets acquired		44,334
Current liabilities		(1,142)
Deferred revenue		(1,888)
Net assets acquired		$41,304

The Company has not furnished proforma financial information relating to the Clarix acquisition because such information is not material to the Company’s financial results.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net income	$5,718	$3,441	$13,527	$11,137

Denominator:
Weighted-average common shares outstanding	42,173,033	42,823,272	38,580,618	42,780,615
Less weighted-average unvested restricted common shares outstanding	(934,561)	(629,650)	(937,702)	(760,272)
Basic weighted-average common shares outstanding	41,238,472	42,193,622	37,642,916	42,020,343
Dilutive effect of common stock options	1,702,967	1,334,814	1,671,410	1,314,622
Dilutive effect of unvested restricted common stock awards and units	455,142	536,779	344,514	544,115
Diluted weighted-average common shares outstanding	43,396,581	44,065,215	39,658,840	43,879,080

Net income per share applicable to common stockholders:
Basic	$0.14	$0.08	$0.36	$0.27

Diluted	$0.13	$0.08	$0.34	$0.25

In the three months ended September 30, 2008, diluted weighted-average common shares outstanding do not include options outstanding to purchase 13,252 common shares, respectively, as their effect would have been anti-dilutive. In the three months ended September 30, 2007, there were no options outstanding which would have been anti-dilutive.

In the nine months ended September 30, 2007 and 2008, diluted weighted-average common shares outstanding do not include options outstanding to purchase 3,734 and 310,299 common shares, respectively, as their effect would have been anti-dilutive.

7.     Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in the United Kingdom, France, Belgium, Germany, Japan, India, Australia and Romania are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenues and expense accounts are translated generally using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.  The Company has recorded foreign currency losses of $98 and $459 in the three months ended September 30, 2007 and 2008, respectively, and $160 and $444 in the nine months ended September 30, 2007 and 2008, respectively.  Such losses are included in other expense in the accompanying unaudited condensed consolidated statements of income.  From time to time, the Company purchases short-term foreign currency forward contracts designed to hedge fluctuation in the non-functional currencies of the Company and its subsidiaries against the U.S. dollar (see Note 16).

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

Cash, cash equivalents, short-term and long-term investments as of December 31, 2007 and September 30, 2008 consist of the following:

	December 31, 2007
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$8,718	$8,718	$8,718
Certificate of deposit	50 Days	3,100	3,100	3,100
Money market funds	Demand	121,583	121,583	121,583
Total cash and cash equivalents		$133,401	$133,401	$133,401

Auction rate securities (1)	26 years	$10,450	$10,450	$10,450
U.S. agency notes	173 days	1,502	1,501	1,502
Corporate bonds	210 days	13,219	13,222	13,219
Total short-term investments		$25,171	$25,173	$25,171

Auction rate securities	34 years	$24,050	$24,050	$24,050
Total long-term investments		$24,050	$24,050	$24,050

(1)             These ARS were successfully liquidated subsequent to December 31, 2007, with no loss.

	September 30, 2008
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$15,023	$15,023	$15,023
Money market funds	Demand	119,378	119,378	119,378
Total cash and cash equivalents		$134,401	$134,401	$134,401

U.S. agency notes	3 days	$1,000	$998	$1,000
Municipal bonds	92 days	1,002	1,004	1,002
Corporate bonds	298 days	18,922	18,457	18,922
Total short-term investments		$20,924	$20,459	$20,924

Auction rate securities	34 years	$24,050	$22,795	$22,795
Total long-term investments		$24,050	$22,795	$22,795

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.  The Company recorded an unrealized loss of $1,255 in connection with its ARS as further discussed below.

As of September 30, 2008, the Company held ARS totaling $24,050 at par value, which were considered as available-for-sale securities and classified as long-term investments in the accompanying condensed consolidated balance sheet, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

The Company concluded that the fair value of these ARS at September 30, 2008 was $22,795, a decline of $1,255 from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value was deemed temporary as the Company believes the decline in fair value of these investments is due to general market conditions as well as the fact that the Company has the ability and intent to hold these securities until market conditions improve. Accordingly, the Company has recorded a temporary impairment on these securities of $1,255 in other comprehensive income.  Depending on future market conditions, future fair value adjustments to the ARS may be required.   If in the future the Company determines that any decline in fair value of the ARS is other-than-temporary, the Company would be required to recognize the loss in its statement of income, which could have a material impact on the Company’s operating results in the period it is recognized.

In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”).  As a UBS client who holds ARS, if the Company accepts the Offer it will receive certain rights which will entitle the Company to sell ARS to USB affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time before the expiration of the related ARS Right, so long as the Company receives par value for the sold ARS. The Offer is non-transferable and expires on November 14, 2008.  The Company is currently evaluating the Offer and its potential financial statement impact.

Refer to Note 18 for further discussion on the accounting treatment for the ARS as well as a discussion of the adoption of SFAS No. 157 and SFAS No. 159.

9.     Restricted Cash and Debt

As of December 31, 2007, the Company had a working capital line of credit with a bank under which the Company could borrow up to $2,000, of which $1,500 was available and $500 reserved under a letter of credit associated with the Company’s leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of September 30, 2008, the $500 collateral obligation for the Company’s leased facility was secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, current portion” in the accompanying condensed consolidated balance sheet.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, net of current portion” in the accompanying condensed consolidated balance sheet.

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

A rollforward of the net carrying amount of goodwill is as follows:

Amount

Balance as of December 31, 2007	$25,511
Purchase price adjustments associated with the acquisition of Green Mountain	(117)
Increase associated with the acquisition of Clarix (see Note 5)	17,804
Balance as of September 30, 2008	$43,198

In the nine months ended September 30, 2008 adjustments totaling $117 were recorded to reduce goodwill associated with the acquisition of Green Mountain. Goodwill was decreased $49 due to the reversal of accrued vacation and by $68 due to reduction of net operating loss carryforwards.

Intangible assets consist of the following:

		As of December 31, 2007		As of September 30, 2008
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 years	$3,100	$890	$15,460	$1,527
Customer relationships	5 years	1,700	756	6,370	1,076
Non-compete agreements	2 years	300	300	610	307
Tradename	5 years	300	98	4,410	200
Customer Backlog	5 years	—	—	660	9
Total		$5,400	$2,044	$27,510	$3,119

Amortization expense related to intangible assets in the three months ended September 30, 2007 and 2008 was $202 and $565, respectively, and $637 and $1,075 in the nine months ended September 30, 2007 and 2008, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2008 (1)	$1,371
2009	5,483
2010	5,230
2011	4,730
2012 and after	7,577
Total	$24,391

(1) This amount reflects amortization expense that the Company anticipates recognizing from October 1, 2008 through December 31, 2008.

11.  Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of September 30,
	2007	2008
Accrued payroll and related benefits	$12,084	$10,917
Accrued other expenses	5,353	7,499
Accrued royalties	2,010	1,640

Total	$19,447	$20,056

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

On February 13, 2008, the Company entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for the Company’s future corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The estimated commencement date for occupancy under the Lease is December 2008. The lease for the Company’s current corporate headquarters at 880 Winter Street in Waltham is due to expire in February 2009.  The Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term.  Thereafter, the annual rent under the Lease for years one through five will be $6,600, or approximately $548 per month.  For years six through ten, the annual rent will be $7,200, or approximately $603 per month.  The total base rent payable in the initial term is $69,100.  In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of $962.

13.  Leasehold Incentive Obligations

In conjunction with the February 2008 lease agreement for the Company’s future headquarters, the landlord agreed to reimburse the Company up to a specified amount of leasehold improvements.  In accordance with SFAS No. 13, Accounting For Leases, and Financial Accounting Standards Board Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as leasehold incentive obligations on the consolidated balance sheet.  The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy.  The leasehold improvements in property, plant and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.

For additional information regarding the Frebruary 2008 lease agreement, see Note 12.

14.  Stockholders’ Equity and Stock-Based Compensation

Common Stock

In the three and nine months ended September 30, 2008, the Company issued 70,219 and 238,317 shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $421 and $1,467, respectively.  In the nine months ended September 30, 2008, the Company issued 19,839 shares of common stock under the 2004 Employee Stock Purchase Plan resulting in proceeds of $328.  In the nine months ended September 30, 2008, the Company released 225,350 shares of common stock in connection with the vesting of restricted stock awards.  The Company retired 74,961 of these shares to cover withholding taxes in the amount of $1,247.

Stock Option Activity

For options accounted for under SFAS No. 123(R), Share-Based Payments, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three months ended September 30, 2007 and 2008. For purposes of utilizing the Black-Scholes option pricing model and because there was a limited trading history for its common stock, the Company determined the expected life and the volatility for options based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based on the average expected life of the options as reported by this peer group of companies during a similar reporting period. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock beginning in January 2005. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, while SFAS No. 123, Accounting for Stock-Based Compensation, permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  As a result, the Company has applied a forfeiture rate of 8%, derived from an analysis of its historical data, in determining the expense recorded in the Company’s consolidated statements of income.

In the three months ended September 30, 2007 and 2008, the Company recorded $1,136 and $2,292 of aggregate stock-based compensation expense, respectively, of which $1,107 and $2,292, respectively, was a result of the adoption of SFAS No. 123(R).  In the nine months ended September 30, 2007 and 2008, the Company recorded $3,333 and $6,030 of aggregate stock-based compensation expense, respectively, of which $3,226 and $6,030, respectively, was a result of the adoption of SFAS No. 123(R).  The remaining stock-based compensation expense is due to the amortization of stock-based compensation associated with previously issued stock options which amounted to $107 and $0 in the nine months ended September 30, 2007 and 2008, respectively.  As of September 30, 2008, there was $22,574 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.82 years.

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of September 30, 2008, and changes during the nine months ended September 30, 2008, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2007	2,473,717	$4.99	5.76	$41,468
Granted	—
Exercised	(238,317)	6.16		$2,829
Canceled	(11,044)	7.26

Outstanding as of September 30, 2008	2,224,356	$4.85	5.03	$35,722

Exercisable as of September 30, 2008	2,006,213	$4.60	4.86	$32,730

Vested or expected to vest as of September 30, 2008(1)	2,198,792	$4.83	5.01	$35,357

(1)  The vested or expected to vest options at September 30, 2008 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)  The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company’s common stock on September 30, 2008 of $20.91 or as of the date of exercise, as applicable and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the nine months ended September 30, 2008, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2007	1,569,469	$12.12 – 23.20	$16.52	2.90	$25,926
Granted	644,262	17.45 – 21.13	18.17
Vested	(225,350)	12.12 – 12.12	12.12
Forfeited	(62,500)	12.12 – 23.20	17.61
Unvested at September 30, 2008	1,925,831	$12.12 – 23.20	$16.30	2.68	$40,269
Expected to be free of restrictions(1)	1,570,524	$12.12 – 23.20	$16.38	2.86	$32,840

(1)    The expected to be free of restrictions at September 30, 2008 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)    The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on September 30, 2008 of $20.91.

15.  Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on our ARS that are classified as available-for-sale.  Comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$5,718	$3,441	$13,527	$11,137
Translation adjustment	482	(1,138)	728	(621)
Impairment of auction rate securities, net of tax	—	14	—	(782)

Comprehensive income	$6,200	$2,317	$14,255	$9,734

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2007 and September 30, 2008:

		As of December 31, 2007		As of September 30, 2008
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	7,500	$14,861	—	$—
Euro	Sale	3,400	4,965	1,200	1,695
			$19,826		$1,695

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Due to the short period of time between entering into the forward foreign exchange contracts and September 30, 2008, the forward foreign exchange contracts rate approximates the exchange rate as of the end of the reporting period.

Realized and unrealized foreign currency losses, net of hedging, are accounted for in other income (expense). The Company recorded foreign currency losses of $98 and $459 in the three months ended September 30, 2007 and 2008, respectively, and $160 and $444 in the nine months ended September 30, 2007 and 2008, respectively.   The Company settles forward foreign exchange contracts in cash.

17.  Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2007 and 2008 were 10% and 36%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2007 and 2008 were 10% and 37%, respectively.  In the three and nine months ended September 30, 2007, the Company’s provision for taxes includes foreign and alternative minimum tax as the Company utilized available U.S. net operating losses to offset its primary federal obligations resulting in an effective tax rate of 10% for both periods.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  As of September 30, 2008, the Company had a liability of $1,214 for unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of September 30, 2008, the Company had approximately $123 of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $144 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,214 and accrued interest and penalties of $123 are classified as other long-term liabilities on the consolidated balance sheet as of September 30, 2008.

18.  Fair Value Measurements

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

The following table sets forth the Company’s financial instruments carried at fair value within the SFAS No. 157 hierarchy and using the lowest level of input as of September 30, 2008:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:

Money market funds	$119,378	$—	$—	$119,378
Restricted cash	1,462	—	—	1,462
Total cash equivalents and restricted cash	120,840	—		120,840

U.S. agency notes	$—	$998	$—	$998
Municipal bonds	—	1,004	—	1,004
Corporate bonds	—	18,457	—	18,457
Total short-term investments	$—	$20,459	$—	$20,459

Auction rate securities (1)	$—	$—	$22,795	$22,795
Total long-term investments	$—	$—	$22,795	$22,795

Total assets	$120,840	$20,459	$22,795	$164,094

(1)      The Company’s investments in ARS are classified within Level 3 because there are currently no active markets for ARS and the Company is unable to obtain independent valuations from market sources. Therefore, the ARS were primarily valued based on an income approach using an estimate of future cash flows.  For additional information regarding ARS, see Note 8.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2008:

Level 3 Financial
Assets
Balance, beginning of period	$—
Transfers in (out) of Level 3	24,050
Sales	—
Realized gains (losses)	—
Unrealized gains (losses) on securities held at period end	(1,255)
Balance, end of period	$22,795

Realized gains and losses from sales of the Company’s investments are included in “Other income (expense)” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement.

19.  Recently Issued Accounting Pronouncements

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

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. These transactions include the acquisitions of Clinsoft Corporation (“Clinsoft”) in 2001, Lincoln Technologies, Inc. (“Lincoln”) in 2005 and the more recent acquisitions of Green Mountain Logic, Inc. (“Green Mountain”) and Clarix LLC (“Clarix”), which are described below.

Clarix

On September 5, 2008, we acquired all of the outstanding membership interests of Clarix LLC (“Clarix”), a provider of web-integrated interactive response technology (“IRT”) for clinical trial management.  Clarix’s web-integrated IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials.  The aggregate purchase price was $41,304.  There were no earn-out provisions as a result of the acquisition.  The acquisition of Clarix was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Accordingly, the results of Clarix have been included in our consolidated financial statements since the date of acquisition.

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

Sources of Revenues

We derive our revenues from software licenses and services.  Our product line is comprised of four general categories that include the following software products:

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

• Interactive Responsive Technology (IRT)

•                  Clarix, our Web-integrated interactive response technology.

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

One customer, GlaxoSmithKline, accounted for approximately 15% and 12% of our total revenues in the three months ended September 30, 2007 and 2008, respectively, and 16% and 12% of our total revenues in the nine months ended September 30, 2007 and 2008, respectively.  This same customer accounted for $1.8 million and $1.1 million, or 5% and 3%, of accounts receivable outstanding as of December 31, 2007 and September 30, 2008, respectively.  Our top 20 customers accounted for approximately 69% and 62% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended September 30, 2007 and 2008, respectively, and 68% and 63% of our total revenues, net of reimbursable out-of-pocket expenses, in the nine months ended September 30, 2007 and 2008, respectively.

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

Service Revenues

Application Hosting Services.    In addition to making our software products available to customers through licenses, we offer our InForm, Clarix, Empirica Signal, CTSD and WebSDM software as hosted application solutions delivered through a standard web-browser, with customer support and training services.  Service revenues from application hosting services are derived principally from our InForm hosted solution.

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

Revenues resulting from the Clarix hosting service also consists of three stages for each clinical trial:

•      First stage—trial and application set up, including design and set up of the subject randomization and medication inventory management, installation and server configuration of the system;

•      Second stage—application hosting and related support services; and

•      Third stage—services required to close out the clinical trial.

Services provided for the first and third stages of both InForm and Clarix are provided on a fixed fee basis depending upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include direct costs related to the trial and application set up. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

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

Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense.  Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award service periods.  It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to our July 2004 initial public offering.  During the three months ended September 30, 2007 and 2008, we recorded $1.1 million and $2.3 million of stock-based compensation expense, respectively.  During the nine months ended September 30, 2007 and 2008, we recorded $3.3 million and $6.0 million of stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu.  In the three months ended September 30, 2007 and 2008, approximately 48% and 43%, respectively, of our revenues were generated in locations outside the United States.  In the nine months ended September 30, 2007 and 2008, approximately 50% and 45%, respectively, of our revenues were generated in locations outside the United States.  For the three and nine months ending September 30, 2008, approximately 30% and 32%, respectively, of revenues are in currencies other than the U.S. dollar.  In periods when the U.S. dollar appreciates in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally decrease in value when translated into U.S. dollars.

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

In addition to making our software products available to customers through licenses, we offer our InForm, Clarix, Empirica Signal, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard web-browser.

Revenues resulting from InForm and Clarix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design, implementation of the system and server configuration; the second stage involves application hosting and related support services; and the third stage involves services required to close out the clinical trial. Services provided for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenues from all stages of the InForm and Clarix hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up, as defined under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

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

We deferred $976,000 and $1.3 million of set up costs and amortized $670,000 and $858,000 in the three months ended September 30, 2007 and 2008, respectively, and deferred $2.7 million and $3.6 million of set up costs and amortized $1.8 million and $2.5 million in the nine months ended September 30, 2007 and 2008, respectively.  The amortization of deferred set up costs is a component of cost of services.

Deferred revenues represent amounts billed or cash received in advance of revenue recognition.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted application hosting contracts.

Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  We deferred $3.2 million and $1.9 million of commissions and amortized to sales and marketing expense $2.3 million and $2.4 million of commissions in the three months ended September 30, 2007 and 2008, respectively, and deferred $6.9 million and $6.3 million of commissions and amortized to sales and marketing expense $5.2 million and $6.2 million of commissions in the nine months ended September 30, 2007 and 2008, respectively.  Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled.  We deferred $526,000 and $605,000 of royalties and amortized to cost of revenues $617,000 and $672,000 of royalties in the three months ended September 30, 2007 and 2008, respectively, and deferred $2.1 million and $2.2 million of royalties and amortized to cost of revenues $1.9 million and $2.0 million of royalties in the nine months ended September 30, 2007 and 2008, respectively.

Accounts Receivable Reserves.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our accounts receivable reserves were $270,000 and $324,000 as of December 31, 2007 and September 30, 2008, respectively.

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

During the three and nine months ended September 30, 2008, we recorded $2.3 million and $6.0 million of aggregate stock-based compensation expense, respectively, which were a result of the adoption of SFAS No. 123(R).  During the three months ended September 30, 2008, stock-based compensation expense included $437,000 in cost of revenues, $329,000 in research and development, $393,000 in sales and marketing and $1.1 million in general and administrative expense.  In the nine months ended September 30, 2008, stock-based compensation expense included $1.3 million in cost of revenues, $931,000 in research and development, $1.1 million in sales and marketing and $2.7 million in general and administrative expense.  In the three months ended September 30, 2007 and 2008, stock-based compensation expense reduced basic and diluted earnings per share by $0.02 and $0.03, respectively.  In the nine months ended September 30, 2007 and 2008, stock-based compensation expense reduced basic earnings per share by $0.08 and $0.09, respectively, and diluted earnings per share by $0.08 and $0.09, respectively.  As of September 30, 2008, we had $22.6 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.82 years.

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

Overview of Results of Operations in the Three Months Ended September 30, 2007 and 2008

Total revenues increased by 23%, or $8.1 million, in the three months ended September 30, 2008 compared to the same period in 2007, primarily due to an increase in service revenues of $8.1 million, or 37%.

Our gross margin increased by 18%, or $3.7 million, in the three months ended September 30, 2008 compared to the same period in 2007, primarily due to the increase in service revenues.  Gross services margin increased $3.9 million due to increased revenues and increased efficiencies in the service organization.

Operating income in the three months ended September 30, 2008 of $4.4 million increased 7%, or $286,000, compared to the same period in 2007.  The operating income for the three months ended September 30, 2007 and 2008 also included $1.1 million and $2.3 million of stock-based compensation expense, respectively.

For the three months ended September 30, 2008, foreign exchange rate fluctuations resulted in an increase of revenues of approximately 3%.  For the three months ended September 30, 2008, foreign exchange rate fluctuations had no impact on expenses.

As of September 30, 2008, we had $155.3 million of unrestricted cash, cash equivalents and short-term investments, a decrease of $3.3 million from $158.6 million at December 31, 2007.  As of September 30, 2008, we had no outstanding debt.

Revenues

	Three Months Ended September 30,
	2007		2008		Change
Revenues by Product Line (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$25,485	73%	$32,819	76%	$7,334	29%
Clinical data management	5,482	16	5,827	14	345	6
Safety	3,908	11	4,007	9	99	3
Interactive response technology	—	—	338	1	338	—
Total	$34,876	100%	$42,991	100%	$8,115	23%

(1)          Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $8.2 million.  This increase is partially offset by decreases in license revenues, consulting services revenues and customer support, totaling $862,000.  The increase in clinical data management can be attributed to increases in consulting services and license revenues of $312,000 and $51,000, partially offset by a decrease in customer support revenues of $18,000.  The increase in safety was due to increases in license revenues, application hosting services and customer support revenues of $118,000, $115,000 and $71,000 respectively.  These increases are partially offset by a decrease in consulting services revenues of $205,000.  The increase in interactive response technology is due to the introduction of a new offering following the acquisition of Clarix LLC on September 5, 2008.

	Three Months Ended September 30,
	2007		2008		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$12,924	37%	$12,974	30%	$50	—%
Application hosting services	14,906	43	23,553	55	8,647	58
Consulting services	3,475	10	3,488	8	13	—
Customer support	3,571	10	2,976	7	(595)	(17)
Total	$34,876	100%	$42,991	100%	$8,115	23%

Total revenues increased in the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to increases in application hosting services revenues.  The increase in revenues associated with our application hosting services in the three months ended September 30, 2008 was partially due to an approximately 16% increase in InForm production trials under management from approximately 750 as of September 30, 2007 to approximately 870, as of September 30, 2008, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in InForm production trials is primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, as well as an increase in the average fee per trial.  There were also approximately 65 additional trials under management as a result of our recent acquisition of Clarix.  The decrease in customer support revenues in the three months ended September 30, 2008 was due primarily to decreases in both training services and software support revenues related to electronic data capture, primarily InForm.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended September 30,
	2007		2008		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$18,126	52%	$24,303	57%	$6,177	34%

United Kingdom	11,329	32	12,893	30	1,564	14
France	3,595	10	3,586	8	(9)	—
Asia Pacific	1,826	6	2,209	5	383	21
International subtotal	16,750	48	18,688	43	1,938	12
Total	$34,876	100%	$42,991	100%	$8,115	23%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues of $7.3 million, as well as increases in clinical data management, interactive response technology and safety revenues. The increase in U.S. revenues is primarily due to an increase in electronic data capture of $5.6 million, as well as increases in interactive response technology ,safety and clinical data management revenues of $338,000, $149,000 and $76,000, respectively. The increase in international revenues is primarily due to an increase in electronic data capture and clinical data management revenues of $1.7 million and $269,000, respectively, partially offset by a decrease in safety revenues of $49,000.

Cost of Revenues

	Three Months Ended September 30,
	2007		2008		Change
Cost of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$552	4%	$838	6%	$286	52%
Services	13,561	62	17,686	59	4,125	30
Total	$14,113	40%	$18,524	43%	$4,411	31%

The cost of license revenues increased in the three months ended September 30, 2008 primarily due to a $237,000 increase in amortization of intangible assets, of which $172,000 relates to the acquisition of Clarix.  The increase in cost of services in the three months ended September 30, 2008 was due primarily to increases in salary and benefits and outside contractor expense of $1.9 million and $955,000, respectively, primarily relating to a headcount increase of 126 people, of which 66 came from the Clarix acquisition.  Other increases include depreciation and stock-based compensation expense of $414,000 and $334,000, respectively.  In addition, we had increases in hosting fees, computer fees and pass through expenses of $285,000, $167,000 and $100,000, respectively.  Computer-related expenses include hardware and software support agreements as well as computer accessories.

Gross Margin

	Three Months Ended September 30,
	2007		2008		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$12,372	96%	$12,136	94%	$(236)	(2)%
Services	8,391	38	12,331	41	3,940	47
Total	$20,763	60%	$24,467	57%	$3,704	18%

The net gross margin percentage in the three months ended September 30, 2008 declined 3% from the three months ended September 30, 2007 primarily due to an increase of 7% in the lower margin service revenues as a percentage of total revenues.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.  For example, when services are performed on a time and materials basis, the timing of expense and revenue recognition is more closely aligned than when services are performed under bundled arrangements, where the revenues are recognized ratably over the license period and the expenses are recognized as incurred.

Operating Expenses

	Three Months Ended September 30,
	2007		2008		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$6,509	19%	$7,024	16%	$515	8%
Research and development	5,066	14	6,424	15	1,358	27
General and administrative	5,084	15	6,629	15	1,545	30
Total	$16,659	48%	$20,077	46%	$3,418	21%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended September 30, 2008 primarily due to increases in stock-based compensation expense and employee-related expenses of $193,000 and $154,000, respectively, related to a headcount increase of 6 people.  In addition, we had increases in amortization, travel and outside contractor expenses of $119,000, $31,000 and $25,000, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended September 30, 2008 primarily due to an increase in employee-related expenses of $673,000 related to a headcount increase of 52 people, of which 32 came from the Clarix acquisition.  We also experienced additional expenses related to outside contractor, stock-based compensation and recruiting expenses of $399,000, $148,000 and $68,000, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended September 30, 2008 primarily due to an increase in employee-related expenses and stock-based compensation expense of $633,000 and $482,000, respectively, primarily related to a headcount increase of 25 people, of which 15 came from the Clarix acquisition.  In addition, professional fees, depreciation expense and computer fees increased $237,000, $81,000 and $68,000, respectively.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Operating Income

	Three Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Operating income	$4,104	12%	$4,390	10%	$286	7%

The increase in operating income in the three months ended September 30, 2008 was due to an increase in gross margin, partially offset by an increase in operating expenses.

Other Income (Expense)

	Three Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$2,362	7%	$1,483	3%	$(879)	(37)%
Other expense	(91)	—	(478)	1	(387)	(425)
Total other income	$2,271	7%	$1,005	2%	$(1,266)	(56)%

The decrease in interest income in the three months ended September 30, 2008 was primarily due to a decrease in interest rates. The increase in other expense is primarily attributable to foreign exchange losses of $459,000 associated with exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$657	2%	$1,954	5%	$1,297	197%

Our effective tax rates for the three months ended September 30, 2007 and 2008 were 10% and 36%, respectively.  In the three months ended September 30, 2007, our provision for taxes includes foreign and alternative minimum tax as we utilized available U.S. net operating losses to offset our primary federal income tax obligations resulting in an effective tax rate of 10%.  In the three months ended September 30, 2008, our effective tax rate was lower than our statutory rate of 38% primarily due to the utilization of state research and development tax credits.

Overview of Results of Operations in the Nine Months Ended September 30, 2007 and 2008

Total revenues increased by 26%, or $25.4 million, in the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to an increase in service revenues of 36%.  Additionally, license revenues increased by 9%, or $3.2 million, in the nine months ended September 30, 2008 compared to the same period in 2007.

Our gross margin increased by 21% or $12.0 million in the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the increase in services revenues and the combination of additional license revenues that generate a higher gross margin.

Operating income in the nine months ended September 30, 2008 of $13.0 million increased 24% or $2.5 million compared to the same period in 2007.  The operating income in the nine months ended September 30, 2007 and 2008 also included $3.3 million and $6.0 million of stock-based compensation expense, respectively.

The results in the nine months ended September 30, 2008 were affected by foreign exchange rate fluctuations, resulting in increases of approximately 3% and 1% in revenues and expenses, respectively, for the period.

Revenues

	Nine Months Ended September 30,
	2007		2008		Change
Revenues by Product Line (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$69,738	72%	$93,173	77%	$23,435	34%
Clinical data management	15,641	16	16,999	14	1,358	9
Safety	11,115	12	11,352	9	237	—
Interactive response technology	—	—	338	—	338	—
Total	$96,494	100%	$121,862	100%	$25,368	26%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $23.0 million, as well as an increase in license revenues of $2.2 million.  These increases are partially offset by decreases in customer support and consulting services revenues of $1.5 million and $215,000, respectively.  The increase in clinical data management can be attributed to increases in license revenues and consulting services of $776,000 and $598,000, respectively, partially offset by a decrease in customer support revenues of $16,000.  The increase in safety was primarily due to increases in customer support, license revenues and application hosting services revenues of $379,000, $272,000 and $266,000, respectively.  These increases were partially offset by a decrease in consulting services of $679,000.

	Nine Months Ended September 30,
	2007		2008		Change
Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$35,429	37%	$38,675	32%	$3,246	9%
Application hosting services	40,370	42	63,974	52	23,604	58
Consulting services	9,999	10	9,703	8	(296)	(3)
Customer support	10,696	11	9,510	8	(1,186)	(11)
Total	$96,494	100%	$121,862	100%	$25,368	26%

Total revenues increased in the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to increases in application hosting services revenues.  The increase in revenues associated with our application hosting services in the nine months ended September 30, 2008 was partially due to an approximately 16% increase in InForm production trials under management from approximately 750 as of September 30, 2007 to approximately 870, as of September 30, 2008, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in InForm production trials is primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, as well as an increase in the average fee per trial.  There were also approximately 65 additional trials under management as a result of our recent acquisition of Clarix.  The increase in license revenues was primarily the result of additional electronic data capture revenues, and to a lesser extent, growth in sales relating to our clinical data management and safety products.  The increase in consulting services was primarily attributable to additional electronic data capture revenues.  The decrease in customer support revenues in the nine months ended September 30, 2008 was due primarily to decreases in both training services and software support revenues related to electronic data capture, primarily InForm.  These decreases are partially offset by increases in clinical data management software support revenues, related to our acquisition of Green Mountain in the fourth quarter of 2007. Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

primarily attributable to additional electronic data capture revenues which were related to both new and existing customers.  The decrease in customer support revenues in the nine months ended September 30, 2008 was due primarily to decreases in electronic data capture revenues.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Nine Months Ended September 30,
	2007		2008		Change
Revenues by Geography	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
United States	$47,852	50%	$66,812	55%	$18,960	40%

United Kingdom	34,249	35	37,721	31	3,472	10
France	8,957	9	10,601	9	1,644	18
Asia Pacific	5,436	6	6,728	5	1,292	24
International subtotal	48,642	50	55,050	45	6,408	13
Total	$96,494	100%	$121,862	100%	$25,368	26%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues of $23.6 million.  In addition there was an increase in clinical data management revenues of $1.4 million, as well as increases in interactive response technology and safety revenues totaling $421,000.  The increase in U.S. revenues is primarily related to an increase in electronic data capture revenues of $17.9 million.  The increase in international revenues is primarily the result of electronic data capture revenues of $1.8 million, as well as an increase in clinical data management and safety revenues totaling $445,000.

Costs of Revenues

	Nine Months Ended September 30,
	2007		2008		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$1,686	5%	$2,119	5%	$433	26%
Services	37,447	61	50,405	61	12,958	35
Total	$39,133	41%	$52,524	43%	$13,391	34%

The costs of license revenues increased in the nine months ended September 30, 2008 primarily due to a $375,000 increase in the amortization of intangible assets, of which $172,000 relates to the acquisition of Clarix.  The increase in cost of services in the nine months ended September 30, 2008 was primarily due to increases in employee-related expenses of $6.0 million, relating to a headcount increase of 126 people.  In addition, outside contractor, depreciation expense, and stock-based compensation expense increased $3.5 million, $1.5 million and $947,000, respectively.  We also had expense increases for hosting, phone and internet and facilities expenses of $592,000, $200,000 and $180,000, respectively.

Gross Margin

	Nine Months Ended September 30,
	2007		2008		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$33,743	95%	$36,556	95%	$2,813	8%
Services	23,618	39	32,782	39	9,164	39
Total	$57,361	59%	$69,338	57%	$11,977	21%

The overall net gross margin decreased 2% in the nine months ended September 30, 2008 due to the decline in higher margin license revenues as a percentage of total revenues.

Operating Expenses

	Nine Months Ended September 30,
	2007		2008		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$17,731	18%	$19,958	16%	$2,227	13%
Research and development	14,620	15	18,003	15	3,383	23
General and administrative	14,509	15	18,374	15	3,865	27
Total	$46,860	48%	$56,335	46%	$9,475	20%

Sales and Marketing.    Sales and marketing expenses increased in the nine months ended September 30, 2008 primarily due to a $904,000 increase in commission expense due to an increase in revenues, as well as increases in employee-related expenses and stock-based compensation expense of $577,000 and $505,000.  We also experienced increases in marketing programs which include product marketing expenses such as trade shows, workshops and seminars, amortization of acquired technologies associated with the acquisition of Clarix and travel expenses of $71,000, $64,000 and $55,000, respectively.

Research and Development.    Research and development expenses increased in the nine months ended September 30, 2008 primarily due to employee-related expenses of $1.7 million related to a headcount increase of 52 people.  In addition, outside contractor, stock-based compensation and recruiting expenses increased $815,000, $416,000 and $164,000 respectively.  Further, there were increases in travel and depreciation expense of $84,000 and $77,000, respectively.

General and Administrative.    General and administrative expenses increased in the nine months ended September 30, 2008 primarily due to an increase in employee-related expenses of $1.5 million related to a headcount increase of 25 people.  Further, stock-based compensation, depreciation and professional expenses increased $829,000, $571,000 and $409,000, respectively.  Additionally, we experienced expense increases in computer-related expense, recruiting fees and travel expenses of $177,000, $95,000 and $74,000, respectively.

Operating Income

	Nine Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenue	Amount	%
	(in thousands)
Operating income	$10,501	11%	$13,003	11%	$2,502	24%

The increase in operating income in the nine months ended September 30, 2008 was due to an increase in gross margin, partially offset by an increase in operating expenses.

Other Income (Expense)

	Nine Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Other income (expense):
Interest income	$4,758	5%	$4,770	4%	$12	—%
Other expense	(153)	—	(229)	—	(76)	50
Total other income	$4,605	5%	$4,541	4%	$(64)	(1)%

Interest income increased in the nine months ended September 30, 2008 primarily due to increases in cash equivalents available for investment and marketable securities offset by a decrease in interest rates. The increase in other expense is primarily attributable to foreign exchange losses associated with exchange rate fluctuations.

Provision for Income Taxes

	Nine Months Ended September 30,
	2007		2008		Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$1,579	2%	$6,407	5%	$4,828	306%

Our effective tax rates for the nine months ended September 30, 2007 and 2008 were 10% and 37%, respectively.  In the nine months ended September 30, 2007, our provision for taxes includes foreign and alternative minimum tax as we utilized available U.S. net operating losses to offset our primary federal obligations resulting in an effective tax rate of 10%.  In the nine months ended September 30, 2008, our effective tax rate was lower than our statutory rate of 38% primarily due to the utilization of state research and development tax credits.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short-term and long-term investments totaling $182.6 million and $178.1 million at December 31, 2007 and September 30, 2008, respectively, and accounts receivable of $35.5 million and $34.6 million, respectively.

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

Net cash provided by operating activities was $50.7 million in the nine months ended September 30, 2008, which was greater than net income of $11.1 million.  This difference was primarily due to an increase in deferred revenue of $17.3 million, non-cash depreciation and amortization expense of $7.1 million and non-cash stock-based compensation expense of $6.0 million.  In addition, over the same period there was $5.7 million of deferred income tax expense and an increase in accounts payable of $3.8 million.  These increases are partially offset by decreases in deferred set up costs and accounts receivable and acquired future billings of $1.5 million and $502,000, respectively.

Net cash used in investing activities was $49.0 million in the nine months ended September 30, 2008, which was primarily due to the purchase of short-term and long-term investments of $45.9 million, the acquisition of Clarix for $40.9 million, capital expenditures of $11.1 million and an increase in restricted cash associated with our leases of $1.5 million.  These decreases in cash were partially offset by $50.3 million of proceeds from maturities of short-term and long-term investments.

Net cash provided by financing activities was $548,000 in the nine months ended September 30, 2008, consisting of proceeds from the exercise of stock options of $1.8 million, partially offset by the payment of withholding taxes associated with the vesting of restricted stock awards of $1.2 million.

Substantially all of our long-lived assets at December 31, 2007 and September 30, 2008 are located in the United States.

We generally do not enter into long-term binding purchase commitments.  Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2007 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,872	$3,902	$2,779	$1,153	$38,341
Total	$7,872	$3,902	$2,779	$1,153	$38,341

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

As of December 31, 2007, we had a working capital line of credit with a bank under which we could borrow up to $2.0 million, of which $1.5 million was available and $500,000 reserved under a letter of credit associated with our leased facility. The line of credit expired on March 31, 2008, and was not renewed.  As of September 30, 2008, the $500,000 collateral obligation for our leased facility was secured by a certificate of deposit.

In connection with the signing of the Lease, we deposited with the Landlord an unconditional, irrevocable letter of credit in the Landlord’s favor in the amount of $962,000 secured by a certificate of deposit.

At December 31, 2007, we had $54.8 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income.  These attributes may reduce our future cash tax liability.  In addition, we had $15.6 million of net operating losses resulting from excess tax deductions related to stock-based compensation expense.  We will realize the benefit of these excess tax deductions through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments.  In addition, we had $1.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes.  The net operating loss and tax credit carryforward periods extend through 2026 and 2027, respectively.  In addition, we had $3.6 million of foreign net operating loss carryforwards that may be used to offset future foreign taxable income. These foreign net operating loss carryforwards have an unlimited carryforward period. We also had $3.1 million of research and development tax credit carryforwards that may be utilized to offset future Massachusetts state taxable income.  The Massachusetts tax credit carryforward period extends through 2022.  The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities.  Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.  We currently expect to realize the benefit of recorded deferred tax assets as of September 30, 2008 of $21.4 million.  Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

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

Included within our investment portfolio at September 30, 2008 were $24.1 million of auction rate securities (“ARS”) at par value, which are classified as available-for-sale securities and non-current assets on our condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at September 30, 2008 was $22.8 million, a decline of $1.3 million from par value. Fair value was determined using a discounted cash flow model as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to current market conditions as well as the fact that we have the ability and intent to hold these securities until market conditions improve. Accordingly, we recorded an unrealized loss on these securities of $1.3 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”).  As a UBS client who holds ARS, if we accept the Offer we will receive certain rights, which will entitle us to sell ARS to USB affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time before the expiration of the related ARS Right, so long as we receive par value for the sold ARS. The Offer is non-transferable and expires on November 14, 2008.  We are currently evaluating the Offer and its potential financial statement impact.

We believe that, based on our unrestricted cash, cash equivalents and short-term investment balances of $155.3 million at September 30, 2008, excluding fair market value of ARS of $22.8 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen.  In the nine months ended September 30, 2007 and 2008, 50% and 45%, respectively, of our revenues were generated in locations outside the United States.  For the three and nine months ending September 30, 2008, approximately 30% and 32%, of revenues are in currencies other than the U.S. dollar.  Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. This creates a foreign currency exchange risk for us.

As of September 30, 2008, we had $7.9 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

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

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies.  We regularly purchase short-term foreign currency forward contracts, designed to hedge fluctuation in the non-functional currencies of the Company and its subsidiaries against the U.S. dollar. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally for one month. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at September 30, 2008.

Currently, our largest foreign currency exposure is the euro.  Relative to foreign currency exposures existing at December 31, 2007 and September 30, 2008, a 10% unfavorable movement in foreign currency exchange rates may expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

As of September 30, 2007 and 2008,  we entered into contracts to hedge approximately $1.2 million and $1.7 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $178.1 million at September 30, 2008.  Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The cash and cash equivalents are held for working capital purposes.

We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

As of September 30, 2008, we held auction rate securities (“ARS”) totaling $24.1 million at par value, which are classified as available-for-sale securities and non-current assets on our condensed consolidated balance sheets, and recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

We concluded that the fair value of these ARS at September 30, 2008 was $22.8 million, a decline of $1.3 million from par value. Fair value was determined using a trinomial discount model as recent auctions of these securities were not successful, resulting in us continuing to hold these securities and issuers paying interest at the estimated maximum contractual rate.  This valuation technique considers the complexity and transparency of the structure of each ARS and cash flows within each structure; the quality of the collateral; and liquidity determinants affecting each ARS.  The decline in fair value is deemed temporary as we believe the decline in fair value of these investments is due to general market conditions. Accordingly, we have recorded a temporary impairment on these securities of $1.3 million in other comprehensive income.  Depending on future market conditions, the ARS may result in future fair market value adjustments.   If in the future we determine that any decline in value of the ARS is other-than-temporary, we would be required to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized.

We believe that, based on our unrestricted cash, cash equivalents and short-term marketable securities balances of $155.3 million at September 30, 2008, excluding fair market value of ARS of $22.8 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Certain Factors Which May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  Except with respect to certain changes in the risk factors set forth below, which have been updated to reflect recent market events, there are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our business depends on the clinical trial, post-approval and safety evaluation and monitoring activities conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities engaged in these activities. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Recent disruptions in the world credit and equity markets as well as the related failures of several large financial institutions may also result in a global downturn in spending on clinical trial, post-approval and safety evaluation and monitoring activities.  Any significant downturn in demand and spending for such solutions could lead to increased pressure on us to reduce prices or offer reduced services, and could adversely affect our business, results of operations, and financial condition.  The adverse effects of any sustained downturn in such spending on our operating results may be exacerbated by our research and development investments, strategic investments and merger and acquisition activity, as well as customer service and support, which may continue despite any such downturn. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all.  In this regard, the availability of such financing may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the U.S. and worldwide. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our software products, services and hosted solutions, or otherwise respond to competitive pressures would be significantly limited.

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

The stock market in general, and the NASDAQ global market and the market for securities of software, technology and health care companies, in particular, have recently experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of such companies.  In recent weeks, the volatility and disruption have reached unprecedented levels.  The trading price of our common stock may fluctuate significantly and, accordingly, may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. These price fluctuations may be rapid and severe and may leave investors with little time to reaction.  Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Stock Option and Incentive Plan, or 2004 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2004 Plan. For the nine-month period ending September 30, 2008, we withheld an aggregate of 74,961 common shares under restricted stock awards at a price of $16.65 per share.

Item 5. Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President and General Counsel, D. Ari Buchler; our Vice President, Corporate Development, Martin Young; our Vice President, Quality and Regulatory Compliance, Michael P. Owings; our Senior Vice President, Steven Rosenberg; our Senior Vice President, Worldwide Sales, Stephen J. Powell; and our Senior Vice President and Chief Financial Officer, Rodger Weismann have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

Item 6. Exhibits.

Exhibit
No.		Description
2.1

Unit Purchase Agreement by and among Clarix LLC, the Member Representative (as defined therein), the Selling Interest Holders listed therein and Phase Forward Incorporated, dated as of September 5, 2008 (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K on (File 000-50839)

10.1	+	Form of Management Retention Agreement (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K on (File 000-50839))
10.2	+	Form of Management Retention Agreement (Incorporated by reference herein to the exhibits to the Current Report on Form 8-K on (File 000-50839))
10.3	+

Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix Founders (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-153335))

10.4	+

Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix Employees (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-153335))

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
Rodger Weismann Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.		Description
2.1

Unit Purchase Agreement by and among Clarix LLC, the Member Representative (as defined therein), the Selling Interest Holders listed therein and Phase Forward Incorporated, dated as of September 5, 2008 (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K on (File 000-50839)

10.1	+	Form of Management Retention Agreement (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K on (File 000-50839))
10.2	+	Form of Management Retention Agreement (Incorporated by reference herein to the exhibits to the Current Report on Form 8-K on (File 000-50839))
10.3	+

Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix Founders (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-153335))

10.4	+

Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix Employees (Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-153335))

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