Form 10-Q
period 2009-03-31
Phase Forward Inc
filed 2009-05-08
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 1, 2009, the registrant had 43,129,043 shares of common stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2009

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	As of December 31,	As of March 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$131,550	$134,209
Restricted cash, current portion	500	500
Short-term investments	27,893	22,101
Accounts receivable, net of allowance of $578 and $562, respectively	39,999	42,457
Acquired future billings, current portion	1,129	902
Deferred set up costs, current portion	2,393	2,627
Prepaid commissions and royalties, current portion	4,524	5,094
Prepaid expenses and other current assets	4,773	5,448
Deferred income taxes, current portion	12,895	12,641

Total current assets	225,656	225,979

Acquired future billings, net of current portion	962	650
Property and equipment, net	36,615	38,808
Deferred set up costs, net of current portion	1,630	1,774
Prepaid commissions and royalties, net of current portion	4,277	4,375
Intangible assets, net of accumulated amortization of $3,624 and $4,385, respectively	27,586	26,825
Goodwill	39,125	39,269
Deferred income taxes, net of current portion	7,107	4,917
Restricted cash, net of current portion	962	962
Long-term investments	18,022	21,790
Securities settlement agreement	5,322	5,137
Other assets	626	621

Total assets	$367,890	$371,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,895	$4,726
Accrued expenses	22,686	15,799
Leasehold incentive obligation, current portion	791	791
Deferred revenues, current portion	79,918	85,843

Total current liabilities	112,290	107,159

Deferred rent, net of current portion	564	1,699
Leasehold incentive obligation, net of current portion	7,248	7,050
Deferred revenues, net of current portion	8,600	9,918
Other long-term liabilities	1,515	1,451

Total liabilities	130,217	127,277

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $.01 par value:
Authorized—100,000 shares
Issued—42,986 and 43,145 shares, respectively	430	431
Additional paid-in capital	283,676	286,127
Treasury stock, 37 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(672)	(1,045)
Accumulated deficit	(45,650)	(41,572)

Total stockholders’ equity	237,673	243,830

Total liabilities and stockholders’ equity	$367,890	$371,107

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
Revenues:
License	$12,614	$14,116
Service	25,406	34,700

Total revenues	38,020	48,816
Costs of revenues:
License (2)	655	566
Service (1), (2)	15,528	19,899

Total cost of revenues	16,183	20,465
Gross margin:
License	11,959	13,550
Service	9,878	14,801

Total gross margin	21,837	28,351
Operating expenses:
Sales and marketing(1), (2)	6,151	7,206
Research and development(1)	5,558	8,180
General and administrative(1), (2)	5,700	7,804

Total operating expenses	17,409	23,190

Income from operations	4,428	5,161
Other income:
Interest income	1,901	640
Other income	134	409

Total other income	2,035	1,049

Income before provision for income taxes	6,463	6,210
Provision for income taxes	2,461	2,132

Net income	$4,002	$4,078

Net income per share applicable to common stockholders:
Basic	$0.10	$0.10

Diluted	$0.09	$0.09

Weighted average number of common shares used in net income per share calculations:
Basic	41,859	42,430

Diluted	43,738	43,998

(1)          Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$393	$476
Sales and marketing	314	415
Research and development	279	621
General and administrative	760	1,057

(2)          Amounts include amortization expense of acquired intangible assets, as follows:

Costs of license revenues	$155	$155
Costs of service revenues	100	261
Sales and marketing	—	320
General and administrative	—	25

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
Operating activities
Net income	$4,002	$4,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,160	3,713
Stock-based compensation expense	1,746	2,569
Loss on disposal of fixed assets	316	—
Amortization of leasehold incentive obligation	—	(198)
Provision for allowance for doubtful accounts	46	13
Deferred income taxes	2,272	2,444
Amortization of premiums or discounts on investments	(88)	(3)
Change in fair value of long-term investments	—	(437)
Change in fair value of securities settlement agreement	—	185
Changes in assets and liabilities:
Accounts receivable and acquired future billings	(4,664)	(2,210)
Deferred costs	(865)	(1,155)
Prepaid expenses and other current assets	609	(726)
Accounts payable	1,705	(4,125)
Accrued expenses	(4,900)	(6,715)
Deferred revenue	16,366	7,465
Deferred rent	(149)	1,135

Net cash provided by operating activities	18,556	6,033

Investing activities
Proceeds from maturities of short-term and long-term investments	28,325	12,000
Purchase of short-term and long-term investments	(25,625)	(9,536)
Purchase of property and equipment	(1,403)	(5,174)

Net cash provided by (used in) investing activities	1,297	(2,710)

Financing activities
Proceeds from issuance of common stock	446	342
Withholding taxes in connection with vesting of restricted stock awards	—	(459)

Net cash provided by (used in) financing activities	446	(117)

Effect of exchange rate changes on cash and cash equivalents	90	(547)

Net increase in cash and cash equivalents	20,389	2,659
Cash and cash equivalents at beginning of period	133,401	131,550

Cash and cash equivalents at end of period	153,790	134,209
Short-term and long-term investments at end of period	45,472	43,891
Total cash, cash equivalents and short-term and long-term investments at end of period	$199,262	$178,100

See accompanying notes.

Phase Forward Incorporated
Notes to Condensed Consolidated Financial Statements

(unaudited)
(in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2009, the results of its operations for the three months ended March 31, 2008 and 2009 and its cash flows for the three months ended March 31, 2008 and 2009. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009.

As of March 31, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, and SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  See Note 19 for additional information regarding the Company’s adoption of these pronouncements.

2.   Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: InForm™, Clintrial™, WebSDM™, Empirica™ Trace, Empirica™ Signal and CTSD™. Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm™, Clarix™, Empirica Signal, CTSD and WebSDM software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended March 31,
	2008	2009
License	$12,614	$14,116
Application hosting services	19,185	26,626
Consulting services	3,099	4,861
Customer support	3,122	3,213

Total	$38,020	$48,816

The Company recognizes software license revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, while revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

In addition to making its software products available to customers through licenses, the Company offers its InForm, Empirica Signal, CTSD and WebSDM software solutions through a hosted application solution delivered through a standard Web-browser.  The Company’s Clarix solution is presently available only on a hosted application basis.

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

One customer, GlaxoSmithKline, accounted for approximately 13% of the Company’s total revenues in the three months ended March 31, 2008, and $863 of accounts receivable outstanding as of December 31, 2008.  In the three months ended March 31, 2009, no customer accounted for 10% or more of the Company’s total revenues for the period.

The Company deferred $1,205 and $1,295 of set up costs and amortized $805 and $917 during the three months ended March 31, 2008 and 2009, respectively. The amortization of deferred set up costs is a component of cost of service revenues.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $156 and $121 of reimbursable out-of-pocket expenses in service revenues and cost of service revenues in the three months ended March 31, 2008 and 2009, respectively.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company capitalized $0 and $206 during the three months ended March 31, 2008 and March 31, 2009, respectively, related to Company-wide financial systems, and has included these amounts in purchased computer software in the accompanying unaudited condensed consolidated financial statements.  The Company amortizes such costs when the systems or software becomes operational. Costs are amortized over the estimated useful life of the respective system or software.  Amortization expense was $25 and $9 during the three months ended March 31, 2008 and 2009, respectively.

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

Commission payments are nonrefundable unless the sales representatives do not achieve their specific quota, amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $2,020 and $1,984 of commissions and amortized to sales and marketing expense $1,784 and $1,744 during the three months ended March 31, 2008 and 2009, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $1,047 and $1,089 of royalties and amortized to cost of revenues $691 and $661 during the three months ended March 31, 2008 and 2009, respectively.

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

5.    Acquisitions

Waban Software, Inc. (Subsequent event)

On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $14,000 in cash, as adjusted by working capital adjustments, and minus any transaction fees or indebtedness of Waban.  The Company acquired the technology of Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban will be accounted for as a purchase under SFAS No. 141 (R), Business Combinations.  Accordingly, the results of Waban will be included in the consolidated financial statements of the Company from the date of acquisition.

Clarix LLC

On September 5, 2008, the Company acquired all of the outstanding membership interests of Clarix LLC (“Clarix”), a provider of Web-integrated interactive response technology (“IRT”) for clinical trial management. Clarix’s Web-integrated IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials. The aggregate purchase price was $41,283 in cash. The Company acquired the technology of Clarix to allow it to penetrate the IRT market and extend its electronic data capture solution. There were no earn-out provisions as a result of the acquisition. The acquisition of Clarix was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Clarix have been included in the consolidated financial statements of the Company since the date of acquisition.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2008	2009
Numerator:
Net income	$4,002	$4,078

Denominator:
Weighted average common shares outstanding	42,718,775	43,022,458
Less weighted average unvested restricted common shares outstanding	(860,087)	(592,150)

Basic weighted average common shares outstanding	41,858,688	42,430,308
Dilutive effect of common stock options	1,363,374	1,071,713
Dilutive effect of unvested restricted common stock awards and units	516,117	495,665
Diluted weighted average common shares outstanding	43,738,179	43,997,686

Net income per share applicable to common stockholders:
Basic	$0.10	$0.10

Diluted	$0.09	$0.09

Diluted weighted average common shares outstanding do not include options and awards outstanding to purchase 350,876 and 350,011 common equivalent shares for the three months ended March 31, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

7.   Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in Australia, Belgium, France, India, Japan, Romania and the United Kingdom are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash accounts and accounts receivable denominated in non-functional currencies. There were no foreign currency gains or losses for the three months ended March 31, 2008.  The Company recorded a foreign currency gain of $147 for the three months ended March 31, 2009, which is included in other income in the accompanying unaudited condensed consolidated statements of income.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity.

8.   Cash, Cash Equivalents, Short-term and Long-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale securities or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains (losses) excluded from earnings and reported in a separate component of stockholders’ equity and other than temporary unrealized losses included in earnings. Trading securities are reported at fair value, with unrealized gains (losses) included in earnings. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. The Company considers investments with maturities greater than one year to be long-term investments.  All securities, with the exception of auction rate securities (“ARS”), are classified as held-to-maturity securities. The auction rate securities are debt instruments issued by various municipalities throughout the United States.  In prior periods and up through the execution of the signed settlement agreement with UBS in November 2008 as further discussed below, the ARS were classified as available-for-sale because it was the Company’s intent not to hold them to maturity. Upon the execution of the settlement agreement with UBS, the Company elected to make a one-time transfer of the ARS from available-for-sale securities to trading securities.

Accordingly, on a prospective basis, all unrealized gains (losses) for these trading securities have been included in earnings.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2008 and March 31, 2009 consist of the following:

	December 31, 2008
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$22,487	$22,487	$22,487
Money market funds	Demand	109,063	109,063	109,063
Total cash and cash equivalents		$131,550	$131,550	$131,550

U.S. agency notes	236 days	$2,000	$2,000	$2,000
Municipal bonds	1 day	1,000	1,000	1,000
Corporate bonds	127 days	24,893	24,884	24,893
Total short-term investments		$27,893	$27,884	$27,893

Auction rate securities	26 years	$24,050	$18,022	$18,022
Total long-term investments		$24,050	$18,022	$18,022

	March 31, 2009
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$22,793	$22,793	$22,793
Money market funds	Demand	111,416	111,416	111,416
Total cash and cash equivalents		$134,209	$134,209	$134,209

Corporate bonds	158 days	$22,101	$22,091	$22,101
Total short-term investments		$22,101	$22,091	$22,101

Corporate bonds	619 days	$3,331	$3,341	$3,331
Auction rate securities	26 years	24,050	18,459	18,459
Total long-term investments		$27,381	$21,800	$21,790

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.

As of December 31, 2008 and March 31, 2009, the Company held ARS totaling $24,050 at par value, which were classified as long-term investments in the accompanying unaudited condensed consolidated balance sheets, and which are recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

In November 2008, the Company accepted an offer from and entered into an agreement (the “Agreement”) with UBS AG (“UBS”) with respect to all of the Company’s ARS held at that time.  As a UBS client who holds ARS, the Company will receive certain rights, which will entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In accepting the Agreement, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Agreement and released UBS from any claims relating to the marketing and sale of ARS.  UBS obligations under the Agreement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Agreement.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Agreement.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur further losses on the carrying value of the ARS.

The Company performed a fair value calculation of these ARS as of December 31, 2008 and March 31, 2009.  Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, the Company concluded that the fair value of these ARS at December 31, 2008 was $18,022, a decline of $6,028 from par value. Since the Company’s signed settlement agreement with UBS indicates that the Company intends to sell the ARS to UBS affiliates before their stated maturity dates under the terms of the ARS, the decline in fair value is deemed other-than-temporary. Accordingly, the Company recorded a loss on these securities of $6,028 in the accompanying unaudited condensed consolidated statement of income for the year ended December 31, 2008 as it was deemed to be other-than-temporary.  As of March 31, 2009, the Company concluded that the fair value of these ARS had increased to $18,459 and therefore, recorded the change in fair value of the securities of $437 in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2009.

The Company elected to measure the fair value of the settlement agreement (the “put option”) under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities- including an amendment of FASB Statement No. 115. Fair value was determined using a discounted cash flow method, which considered the following factors: term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, the Company concluded that the fair value of the put option was $5,322 as of December 31, 2008.  Accordingly, a gain of $5,322 was recorded in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement”, in the consolidated balance sheet at December 31, 2008.  In the three months ended March 31, 2009, the Company concluded that the fair market value of the securities settlement agreement had decreased to $5,137 and therefore recorded the change in fair value of the securities settlement agreement of ($185) which was recorded in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2009.

Refer to Note 18 for further discussion on the adoption of SFAS No. 157, Fair Value Measurements, and SFAS No. 159.

9.   Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2008.  Based on the results of the first step of the goodwill impairment test, the Company determined that no impairment of goodwill existed at December 31, 2008, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.

A rollforward of the net carrying amount of goodwill is as follows:

Amount

Balance as of December 31, 2008	$39,125
Purchase price adjustments associated with the acquisition of Clarix	144
Balance as of March 31, 2009	$39,269

 Finite-lived intangible assets consist of the following:

		As of December 31, 2008		As of March 31, 2009
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5-8 years	$15,460	$1,743	$15,460	$2,158
Customer relationships	5-13 years	10,010	1,309	10,010	1,554
Non-compete agreements	2-3 years	610	335	610	360
Tradename	5 years	300	157	300	173
Customer backlog	3 years	720	80	720	140
Total		$27,100	$3,624	$27,100	$4,385

Amortization expense related to intangible assets for the three months ended March 31, 2008 and 2009 was $255 and $761, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2009 (nine months ended December 31, 2009)	$2,284
2010	3,394
2011	2,887
2012	2,687
2013	2,515
2014 and thereafter	8,948
Total	$22,715

In connection with the acquisition of Clarix (Note 5), the Company identified certain acquired intangible assets which were determined to have an indefinite life.  The assets, which relate to the tradename of Clarix, totaled $4,110.

10.   Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of March 31,
	2008	2009
Accrued payroll and related benefits	$14,108	$9,442
Accrued royalties	1,839	1,219
Loss on foreign exchange contracts	1,059	248
Lease exit costs	527	22
Accrued other expenses	5,153	4,868

Total	$22,686	$15,799

11.   Restricted Cash

As of December 31, 2008 and March 31, 2009, the Company had a $500 collateral obligation for the Company’s leased corporate headquarters facility which was secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, current portion” in the accompanying unaudited condensed consolidated balance sheets.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, net of current portion” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2008 and March 31, 2009.  See Note 12 for further discussion regarding this lease.

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

On February 13, 2008, the Company entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for the Company’s current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the Lease was December 2008. The lease for the Company’s previous corporate headquarters at 880 Winter Street in Waltham, Massachusetts expired in February 2009.  The new Lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term.  After the initial three months, the annual rent under the Lease for years one through five is $6,600, or approximately $548 per month.  For years six through ten, the annual rent will be $7,200, or approximately $603 per month.  The total base rent payable in the initial term is $69,100.  In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord’s favor in the amount of $962.

13.   Leasehold Incentive Obligation

In conjunction with the February 2008 lease agreement for the Company’s current headquarters, the landlord agreed to reimburse the Company for leasehold improvements totaling $8,104, which was received in 2008.  In accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as “leasehold incentive obligations” on the consolidated balance sheet.  The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy.  The leasehold improvements in property, plant and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.  For the three months ended March 31, 2009, the Company amortized $198 of the leasehold incentive obligations as a reduction to rent expense.

14.   Stockholders’ Equity and Stock-Based Compensation

For options accounted for under SFAS No. 123(R), Share-Based Payments, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three months ended March 31, 2008 and 2009. In addition, while SFAS No. 123, Accounting for Stock-Based Compensation, permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  During the three months ended March 31, 2008 and 2009, the Company recorded $1,746 and $2,569 of aggregate stock-based compensation expense, respectively. As of March 31, 2009, there was $24,335 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.67 years.

The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company’s consolidated statements of income as follows:

	Three Months Ended March 31,
	2008	2009
Restricted stock units and awards	5.0%	5.8%
Service-based stock options	8.0%	9.0%
Milestone options	12.0%	12.0%

Common Stock

In the three months ended March 31, 2009, the company issued 89,518 shares of common stock in connection with the exercise of stock options resulting in proceeds of $342.  The company also released 103,258 shares of common stock in connection with the vesting of restricted stock units and retired 35,423 of these shares to cover withholding taxes in the amount of $458.

Stock Option Activity

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding at December 31, 2008	2,187,123	$4.84	4.77	$16,805
Granted	—
Exercised	(89,518)	3.83		802
Canceled	469	6.53

Outstanding at March 31, 2009	2,098,074	$4.88	4.53	$16,597

Exercisable at March 31, 2009	1,976,745	$4.75	4.43	$15,895

Vested or expected to vest at March 31, 2009 (1)	2,090,059	$4.87	4.52	$16,545

(1)          The vested or expected to vest options at March 31, 2009 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)          The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company’s common stock on March 31, 2009 of $12.79 and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the three months ended March 31, 2009 is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2008	2,139,964	$10.85—23.20	$15.66
Granted	297,600	13.98—14.37
Vested	(103,258)	13.23—17.45
Forfeited	(2,996)	10.85—23.03
Unvested at March 31, 2009	2,331,310	$10.85—23.20	$15.57	2.68	$29,817

Expected to be free of restrictions(1)	1,833,255	$10.85—23.20	$15.63	2.68	$23,447

(1)          The expected to be free of restrictions at March 31, 2009 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on March 31, 2009 of $12.79.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on its ARS that are classified as available-for-sale.  Comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2008	2009
Net income	$4,002	$4,078
Cumulative translation adjustment	532	373
Impairment of auction rate securities, net of tax (Note 8)	(709)	—
Comprehensive income	$3,825	$4,451

16.   Forward Foreign Exchange Contracts

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transaction gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts, which relate to the British pound, euro, and the Japanese yen, generally have terms of one month. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the short-term intercompany balances, accounts receivable and cash balances are recorded in current operations in other income.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2008 and March 31, 2009:

		As of December 31, 2008		As of March 31, 2009
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	—	$—	750	$1,073
British pound	Buy	1,200	1,765	—	—
Euro	Sale	7,500	10,454	6,100	8,073
Japanese yen	Sale	45,000	477	—	—
			$12,696		$9,146

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Realized and unrealized foreign currency losses, net of hedging, are accounted for in other income. There were no foreign currency gains or losses for the three months ended March 31, 2008.  Foreign currency gains, net of hedging, were $147 for the three months ended March 31, 2009.  The Company settles forward foreign exchange contracts in cash.

17.   Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2008 and 2009 were 38% and 34%, respectively.  In the three months ended March 31, 2008, the Company’s effective tax rate was higher than its statutory rate of 37% due to non-deductible stock-based compensation expense.  In the three months ended March 31, 2009, the Company’s effective tax rate was lower than its statutory rate of 37% primarily due to the release of a portion of its unrecognized tax benefits.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  As of March 31, 2009, the Company had a liability of $1,361 for net unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of March 31, 2009, the Company had approximately $50 and $40, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $291 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,361 and accrued interest and penalties of $90 are classified as other long-term liabilities on the unaudited condensed consolidated balance sheet.

18.   Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2,  Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

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

The following table sets forth the Company’s financial instruments carried at fair value within the SFAS No. 157 hierarchy and using the lowest level of input as of March 31, 2009:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Money market funds	$111,416	$—	$—	$111,416
Restricted cash	1,462	—	—	1,462
Total cash equivalents and restricted cash	$112,878	$—	$—	$112,878

Corporate bonds	$—	$22,091	$—	$22,091
Total short-term investments	$—	$22,091	$—	$22,091

Corporate bonds	$—	$3,341	$—	$3,341
Auction rate securities (1)	—	—	18,459	18,459
Securities settlement agreement	—	—	5,137	5,137
Long-term investments	$—	$3,341	$23,596	$26,937

Total Assets	$112,878	$25,432	$23,596	$161,906

(1)          The Company’s investments in ARS and the securities settlement agreement with UBS are classified within Level 3 because there are currently no active markets for ARS and the Company is unable to obtain independent valuations from market sources.  Therefore, the ARS were primarily valued based on an income approach using an estimate of future cash flows.  For additional information regarding ARS, see Note 8.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2009:

Level 3 Financial
Assets
Balance, beginning of period	$23,344
Transfers in (out) of Level 3	—
Sales	—
Realized gains (losses)	—
Unrealized gains (losses) on securities held at period end	252
Balance, end of period	$23,596

Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31,

2008, except for the put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 2.

19.   Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R).  This method replaces SFAS No. 141’s cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  SFAS No. 141(R) will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year.  Earlier adoption is prohibited. The adoption of SFAS No. 141 (R) may have a significant impact on the Company’s accounting for future acquisitions, including its acquisition of Waban in the second quarter.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008.  FSP FAS 141(R)-1 may have an impact on the accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating whether the adoption of this staff position will have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating whether the adoption of this staff position will have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating whether the adoption of this staff position will have a material impact on the Company’s financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the Securities and Exchange Commission (“SEC”).

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

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. These transactions include the acquisitions of Clinsoft Corporation, or Clinsoft, in 2001, Lincoln Technologies, Inc., or Lincoln, in 2005, Green Mountain Logic, Inc., or Green Mountain, in 2007, and the more recent acquisitions of Waban Software, Inc., or Waban, in 2009, and Clarix LLC, or Clarix, in 2008, which are described below.

Waban

On April 22, 2009, we acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $14.0 million in cash, as adjusted by working capital adjustments, and minus any transaction fees or indebtedness of Waban.  We acquired the technology of Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban will be accounted for as a purchase under SFAS No. 141 (R), Business Combinations.  Accordingly, the results of Waban will be included in our consolidated financial statements since the date of acquisition.

Clarix

On September 5, 2008, we acquired all of the outstanding membership interests of Clarix LLC (“Clarix”), a provider of Web-integrated interactive response technology, or IRT, for clinical trial management.  Clarix’s Web-integrated IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials.  The aggregate purchase price was $41.3 million in cash.  The acquisition of Clarix was accounted for as a purchase under Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations.  Accordingly, the results of Clarix have been included in our consolidated financial statements since the date of acquisition.

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

One customer, GlaxoSmithKline, accounted for approximately 12% of our total revenues in the three months ended March 31, 2008, and $863,000 of accounts receivable outstanding as of December 31, 2008.  In the three months ended March 31, 2009, no customer accounted for 10% or more of our total revenues for the period.  Our top 20 customers accounted for approximately 64% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended March 31, 2008 and 2009.

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

Following our acquisition of Clinsoft Corporation (“Clinsoft”) in August 2001, we began converting holders of Clinsoft perpetual software licenses to our software term license arrangements. We continue to sell additional perpetual licenses of these products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenues on the perpetual licenses upon delivery of the software when all other revenue recognition criteria are met. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements.  We will continue our efforts to convert the remaining former Clinsoft customer base to software term license arrangements. However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

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

 Consulting Services . Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials and safety monitoring activities. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation.  Consulting services can be sold on a stand-alone basis or as part of a bundled arrangement.  In some circumstances, we sell additional follow on consulting services to a customer at a later date even if the customer purchased consulting services at the time of the initial license purchase under a bundled arrangement.  Revenues from consulting services included in either a multiple element software license agreement or in an application hosting agreement are recognized ratably over the term of the arrangement. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature.  The associated costs are expensed as incurred.  We may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, on either a time and materials basis or using the proportional performance method. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

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

Costs of Revenues and Operating Expenses

We allocate overhead expenses such as rent and occupancy charges and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in costs of service revenues and in the sales and marketing, research and development, and general and administrative expense categories.

Costs of Revenues.    Costs of license revenues consists primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition, costs of revenues include expense for the amortization of acquired technologies associated with the acquisitions of Lincoln Technology, Inc. (“Lincoln”) in 2005 and Green Mountain Logic, Inc. in 2007.  The costs of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services. Costs for these services consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Costs of services also include hosting costs that primarily consist of hosting facility fees and server depreciation and amortization of acquired technologies associated with the acquisition of Clarix.

The costs of service revenues vary based upon the number of employees in the service organization, the type of work performed, and royalties associated with revenues derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for our InForm application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The costs of service revenues is significantly higher as a percentage of revenues as compared to our costs of license revenues primarily due to the employee-related and outside contractor expenses associated with providing services.

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

Stock-Based Compensation Expenses.  Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award or unit service periods. It also includes amortization of the excess of the deemed fair market value over the exercise price of stock options granted prior to when we became a public company. During the three months ended March 31, 2008 and 2009, we recorded $1.7 million and $2.6 million of stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In the three months ended March 31, 2008 and 2009, approximately 47% and 38%, respectively, of our revenues were generated in locations outside the United States. The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Set Up Costs.    We recognize software license revenues in accordance with SOP No. 97-2,  Software Revenue Recognition,  as amended, issued by the AICPA, while revenues resulting from application services are recognized in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-3,  Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104,  Revenue Recognition,  and EITF Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables.

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

We deferred $1.2 million and $1.3 million of set up costs and amortized $805,000 and $917,000 during the three months ended March 31, 2008 and 2009, respectively. The amortization of deferred set up costs is a component of cost of services.

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

Accounting for Prepaid Sales Commissions and Royalties.  For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.  During the three months ended March 31, 2008 and 2009, we deferred $2.0 million and $2.0 million, respectively, of commissions and amortized $1.8 million and $1.7 million, respectively, to sales and marketing expense. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. During the three months ended March 31, 2008 and 2009, we deferred $1.0 million and $1.1 million, respectively, of royalty expenditures and amortized $691,000 and $661,000, respectively, to cost of license and service revenues.

        Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our accounts receivable reserves were $578,000 and $562,000 as of December 31, 2008 and March 31, 2009, respectively.

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

During the three months ending March 31, 2008 and 2009, we recorded $1.7 million and $2.6 million of aggregate stock-based compensation expense, respectively.  For the three months ending March 31, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.02 and $0.04, respectively, and diluted earnings per share by $0.03 and $0.04, respectively.  As of March 31, 2009, we had $24.3 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.67 years.

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

Overview of Results of Operations for the Three Months Ended March 31, 2008 and 2009

Total revenues increased by 28%, or $10.8 million, in the three months ended March 31, 2009 compared to the same period in 2008 due to increases in both service and license revenues of 37% and 12%, respectively.

Our gross margin increased by 30%, or $6.5 million, in the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the increase in revenues.

Operating income for the three months ended March 31, 2009 of $5.2 million increased 17%, or $733,000, compared to the same period in 2008.  The operating income for the three months ended March 31, 2008 and 2009 also included $1.7 million and $2.6 million of stock-based compensation expense, respectively.

The results for the three months ended March 31, 2009 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $420,000, or 1% of revenues, and a decrease in expense of approximately $2.3 million, or 7% of expenses.

As of March 31, 2009, we had $156.3 million of unrestricted cash, cash equivalents and short-term investments, a decrease of $3.1 million from $159.4 million at December 31, 2008.  As of March 31, 2009, we had $21.8 million of long-term investments.  As of March 31, 2009, we had no outstanding debt.

Revenues

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage
		of		of	Change
Revenues by Product Line (1)	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
Electronic data capture	$28,950	76%	$36,527	75%	$7,577	26%
Clinical data management	5,529	15	5,618	11	89	2
Safety	3,541	9	5,383	11	1,842	52
Interactive Response Technology	—	—	1,288	3	1,288	NM *
Total	$38,020	100%	$48,816	100%	$10,796	28%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

*    Not meaningful

Our electronic data capture revenues increased primarily due to an increase in application hosting service revenues of $6.1 million, as well as increases in license revenues and consulting services of $825,000 and $653,000, respectively, compared to the same period in 2008.  The increase in safety revenues is primarily due to increases in consulting services revenues and license revenues of $1.3 million and $404,000, respectively.   The inclusion of interactive response technology revenues is due to the introduction of a new offering following the acquisition of Clarix on September 5, 2008.

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage
		of		of	Change
Revenues by Type	Amount	Revenues	Amount	Revenues	Amount	%
	(in thousands)
License	$12,614	33%	$14,116	29%	$1,502	12%
Application hosting services	19,185	51	26,626	55	7,441	39
Consulting services	3,099	8	4,861	10	1,762	57
Customer support	3,122	8	3,213	6	91	3
Total	$38,020	100%	$48,816	100%	$10,796	28%

Total revenues increased in the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to increases in application hosting services, consulting services and license revenues. The increase in revenues associated with our application hosting services was due to a 26% increase in InForm production trials under management from approximately 760 as of March 31, 2008 to approximately 955 as of March 31, 2009, which includes both InForm application hosting services trials as well as trials hosted for our electronic data capture license customers. The increase in InForm production trials is primarily from customers that purchase all trial-related services from us and who do not have a separate license to InForm, as well as an increase in the average fee per trial.  Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisition of Clarix.  The increase in revenues associated with consulting services was 57% as compared to the same period in 2008.  The increase was caused by the completion of several large InForm and Safety engagements in the quarter.  License revenue of $14.1 million increased by $1.5 million, or 12%, over the same period in 2008.  The increase was driven primarily by additional InForm license revenue as customers continue to utilize our technology to build trials as well as increased demand for our safety products.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage	Change
Revenues by Geography	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
United States	$20,194	53%	$30,339	62%	$10,145	50%

United Kingdom	12,094	32	12,619	26	525	4
France	3,586	9	3,651	7	65	2
Asia Pacific	2,146	6	2,207	5	61	3

International subtotal	17,826	47	18,477	38	651	4

Total	$38,020	100%	$48,816	100%	$10,796	28%

The increase in revenues worldwide was primarily due to an increase in application hosting service revenues, consulting service revenues and license revenues. The increase in U.S. revenues is primarily related to additional application hosting services as well as an increase in electronic data capture and safety revenues.  The growth in international revenues is primarily related to additional application hosting services.

Cost of Revenues

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage
		of Related		of Related	Change
Costs of Revenues	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$655	5%	$566	4%	$(89)	14%
Services	15,528	61	19,899	57	4,371	28

Total	$16,183	43%	$20,465	42%	$4,282	26%

The increase in cost of services revenues in the three months ended March 31, 2009 was due primarily to increases in employee-related expense of $1.3 million, related to a headcount increase of 138 people, and increases in facilities expense and contractor expense of $755,000 and $734,000, respectively.  In addition, depreciation expense, hosting expense and amortization expenses increased by $590,000, $271,000, and $261,000, respectively.  Other cost of services expenses increased in 2009 by approximately $405,000, which included travel, stock-based compensation, legal and royalty expenses.

Gross Margin

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage
		of Related		of Related	Change
Gross Margin	Amount	Revenue	Amount	Revenue	Amount	%
	(in thousands)
License	$11,959	95%	$13,550	96%	$1,591	13%
Services	9,878	39	14,801	43	4,923	50

Total	$21,837	57%	$28,351	58%	$6,514	30%

The license gross margin percentage slightly increased in 2009 as compared to 2008.  The services gross margin percentage increased during 2009 due to lower services expenses as a percentage of related revenues.  This was due to increased efficiencies resulting in a decrease in services expense per services employee.  The overall gross margin percentage increased in 2009 due to the higher services gross margin percentage.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage	Change
Operating Expenses	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Sales and marketing	$6,151	16%	$7,206	15%	$1,055	17%
Research and development	5,558	15	8,180	17	2,622	47
General and administrative	5,700	15	7,804	16	2,104	37

Total	$17,409	46%	$23,190	48%	$5,781	33%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended March 31, 2009 primarily due to increases in employee-related expense of $237,000, related to a headcount increase of 15 people, as well as increases in amortization expense and marketing programs expense of $220,000 and $177,000, respectively.  There were also other expense increases related primarily to facilities, recruiting and stock-based compensation.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available.  We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended March 31, 2009 primarily due to employee-related expenses of $1.0 million related to a headcount increase of 31 people.  We also had expense increases related to outside contractors, facilities, stock-based compensation and depreciation expenses of $484,000, $435,000, $343,000, and $191,000 respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended March 31, 2009 primarily due to increases in employee-related expenses of $924,000 related to a headcount increase of 36 people, as well as increases in stock-based compensation, computer-related and phone and internet expenses of $296,000, $216,000 and $190,000, respectively. In addition, there were increases in expenses related to supplies, travel and contractors expenses of $458,000.  We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Three Months Ended March 31,
	2008		2009
		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Other income:
Interest income	$1,901	5%	$640	1%	$(1,261)	67%
Other income	134	—	409	1	275	NM *

Total other income	$2,035	5%	$1,049	2%	$(986)	48%

* Not meaningful

Our interest income decreased in the three months ended March 31, 2009, primarily due to a decline in interest rates.  Other income increased primarily due to a change in fair value associated with auction rate securities of $437,000 partially offset by a change in fair value of a securities settlement agreement of ($185,000).

Provision for Income Taxes

	Three Months Ended March 31,
	2008		2009

		Percentage		Percentage	Change
	Amount	of Revenue	Amount	of Revenue	Amount	%
	(in thousands)
Provision for income taxes	$2,461	6%	$2,132	4%	$(329)	13%

Our effective tax rates for the three months ended March 31, 2008 and 2009 were 38% and 34%, respectively.  In the three months ended March 31, 2008, our effective tax rate was higher than our statutory rate of 37% due to non-deductible stock-based compensation expense.  In the three months ended March 31, 2009, our effective tax rate was lower than our statutory rate of 37% due to a release of a portion of unrecognized tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short and long-term investments totaling $177.5 million and $178.1 million at December 31, 2008 and March 31, 2009, respectively, and accounts receivable of $40.0 million and $42.5 million, respectively.

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

Net cash provided by operating activities was $6.0 million in the three months ended March 31, 2009, which was more than net income of $4.1 million. The difference is primarily due to non-cash adjustments of $3.7 million of depreciation and amortization expense, $2.6 million of stock-based compensation expense, $2.4 million of deferred income tax expense, and $185,000 change in fair value of a securities settlement agreement.  Cash provided by working capital and other activities primarily reflected an increase in deferred revenues of $7.5 million and deferred rent of $1.1 million. These increases were partially offset by decreases in accrued expenses of $6.7 million and accounts payable of $4.1 million, and increases in accounts receivable of $2.2 million, deferred costs of $1.2 million and prepaid expenses and other current assets of $726,000.  In addition, there were decreases due to the impairment of long-term investments of $437,000 and amortization of leasehold incentive obligations of $198,000. Net cash provided by operating activities was $18.6 million in the three months ended March 31, 2008, which was greater than net income of $4.0 million. This difference is primarily due to $2.2 million of non-cash charges of depreciation and amortization, increases in deferred revenue of $16.4 million and deferred income taxes of $2.3 million, stock based compensation expense of $1.7 million, and an increase in accounts payable of $1.7 million. These increases were partially offset by decreases in accrued expenses of $4.9 million and an increase in accounts receivable of $4.7 million.

Net cash used in investing activities was $2.7 million during the three months ended March 31, 2009, which was primarily due to the purchase of short-term and long-term investments of $9.5 million and capital expenditures of $5.2 million.  These decreases in cash were partially offset by $12.0 million of proceeds from maturities of short-term and long-term investments. Net cash provided by investing activities was $1.3 million during the three months ending March 31, 2008, which was primarily due to proceeds from maturities of short-term investments of $28.3 million, offset by purchases of short-term investments of $25.6 million and capital expenditures of $1.4 million.

Net cash used in financing activities was $117,000 in the three months ended March 31, 2009, due to the payment of withholding taxes associated with the vesting of restricted stock awards of $459,000, partially offset by the proceeds received from the exercise of stock options of $342,000. Net cash provided by financing activities was $446,000 in the three months ended March 31, 2008, consisting of proceeds from the exercise of stock options.

Substantially all of our long-lived assets at December 31, 2008 and March 31, 2009 are located in the United States.

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

On February 13, 2008, we entered into a lease with BP Fourth Avenue, L.L.C. to secure office space for our current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the lease was December 2008. The lease for our prior corporate headquarters at 880 Winter Street in Waltham expired in February 2009.

The lease for our current headquarters provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We are not required to pay any rent for the first three months of the initial lease term. Thereafter, the annual rent on the new lease for years one through five is $6.6 million, or approximately $548,000 per month.  For years six through ten, the annual rent will be $7.2 million, or approximately $603,000 per month.  The total base rent payable in the initial term is $69.1 million.

In addition to base rent, commencing on January 1, 2010, the lease for our current headquarters requires us to pay our proportionate share of the amount by which defined operating expenses incurred by the landlord exceed the base year (2009) operating expenses, as defined in the lease. The lease also requires us to pay our proportionate share of the amount by which real estate taxes paid or incurred by the landlord exceed the tax base year (fiscal 2010), as defined in the lease.  In addition, we are receiving lease incentives, including free rent for the first three months of occupancy which totaled approximately $1.6 million and allowances for tenant improvements totaling approximately $8.1 million. The allowances for tenant improvements are being amortized on a straight-line basis over the lease term as a reduction of rental expense.

In connection with the signing of the lease for our current headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962,000.

As of March 31, 2009, we had a $500,000 collateral obligation for our prior leased headquarters which was secured by a certificate of deposit.

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

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $1.4 million as of December 31, 2008 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 6 in the notes to our 2008 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Included within our investment portfolio at December 31, 2008 and March 31, 2009 were $24.1 million of auction rate securities, or ARS, at par value, which are classified as long-term investments on our unaudited condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

        In November 2008, we accepted an offer from UBS AG, or UBS, with respect to all of our ARS held at that time. Under our agreement with UBS, we received certain rights which entitle us to sell our ARS to UBS affiliates during the period from June 30, 2010 to July 20, 2012, for a price equal to par value. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of our agreement with UBS and released UBS from any claims relating to the marketing and sale of the ARS. UBS’s obligations under the agreement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the agreement. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

        In prior periods and up through the execution of our signed settlement agreement with UBS in November 2008, the ARS were classified as available-for-sale securities and were reported at fair value, with temporary unrealized gains (losses) excluded from earnings and reported in a separate component of stockholders’ equity and other-than-temporary unrealized losses included in earnings. Upon the execution of the settlement agreement with UBS, we elected to make a one-time transfer of the ARS from available-for-sale securities to trade securities. Accordingly, on a prospective basis, all unrealized gains (losses) for these trading securities will be included in earnings.

We performed a fair value calculation of our ARS as of December 31, 2008 and March 31, 2009. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, we concluded that the fair value of these ARS at December 31, 2008 was $18.0 million, a decline of $6.0 million from par value. As our settlement agreement with UBS indicates that we intend to sell our ARS to UBS affiliates before their stated maturity under the ARS terms, the decline in fair value is deemed other-than-temporary. Accordingly, we recorded a loss on these securities of $6.0 million in our consolidated statement of income for the year ended December 31, 2008.  As of March 31, 2009, we concluded that the fair value of these ARS was $18,459 and therefore, we recorded a change in fair value of the securities of $437,000 in our unaudited condensed consolidated statement of income for the three months ended March 31, 2009.

We elected to measure the fair value of the settlement agreement (the “put option”) under the fair value option of SFAS No. 159,The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115.  Fair value was determined using a discounted cash flow method which considered the following factors: the term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, we concluded that the fair value of the put option was $5.3 million. Accordingly, we recorded a gain of $5.3 million in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement” in the consolidated balance sheet at December 31, 2008.  As of March 31, 2009, we concluded that the fair market value of the securities settlement agreement was $5.1 million, resulting in a change in fair value of the securities settlement agreement of ($185,000) which was recorded in our accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2009.

We believe that, based on our cash, cash equivalents and short-term marketable securities balances of $156.3 million at March 31, 2009, excluding fair market value of ARS of $18.5 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”).   SFAS No. 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This approach replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141 (R) may have a significant impact on our accounting for future acquisitions, including our acquisition of Waban in the second quarter.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008.  FSP FAS 141(R)-1 may have an impact on the accounting for any business acquired in the future.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact that this position will have on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that this position will have on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009.  We are currently evaluating the impact that this position will have on our consolidated financial position and results of operations.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee and Japanese yen. During the three months ended March 31, 2008 and 2009, 47% and 38%, respectively, of our revenues were generated in locations outside the United States. During the same periods, 34% and 22%, respectively, of revenues were in currencies other than the U.S. dollar.  During the three months ended March 31, 2009, 11% of our revenues were in euros, 7% were in the British pound and 4% in Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers. During the three months ended March 31, 2008 and 2009, 30% and 21%, respectively, of expenses were in currencies other than the U.S. dollar. During the three months ended March 31, 2009, 12% of our expenses were in British pound, 4% in euro, 1% in Australian dollar and 4% in Japanese yen.

As of March 31, 2009, we had $9.0 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other that the local currency which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies As more fully described in Note 16 in the notes to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report, we regularly purchase short-term foreign currency forward contracts, designed to hedge fluctuation in the non-functional currencies of the Company and its subsidiaries against the U.S. dollar. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are for periods generally for one month.

Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2007 and 2008, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our period-end exposures against fluctuations in foreign currency exchange rates.

As of March 31, 2009, we entered into forward foreign exchange contracts to hedge approximately $9.0 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  For the three months ended March 31, 2009, we recorded $248,000 of foreign exchange losses in other income and accrued expenses as a result of the outstanding forward foreign exchange contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $178.1 million at March 31, 2009.  These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes.  We do not use derivative financial instruments in our investment portfolio.  We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity.  With the exception of auction rate securities, investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. With the exception of auction rate securities, which are recorded at fair value, investments are reported at amortized cost.  We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at March 31, 2009.  A decline in interest rates, however, would reduce future investment income.

We believe that, based on our unrestricted cash, cash equivalents and short-term marketable securities balances of $156.3 million at March 31, 2009, which exclude the fair market value of ARS of $18.5 million and the fair value of the securities settlement agreement with UBS of $5.1 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.     Risk Factors

Certain Factors Which May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The risks and uncertainties that we believe are most important for you to consider are described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Stock Option and Incentive Plan, or 2004 Plan, we have issued shares of restricted stock and restricted stock units to our employees.  On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2004 Plan. For the three month period ending March 31, 2009, we withheld an aggregate of 35,423 common shares under restricted stock units at a price of $12.95 per share.

Item 5.        Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President and General Counsel, D. Ari Buchler, and our Vice President, Corporate Development, Martin Young, have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6.        Exhibits.

Exhibit
No.		Description
10.1	+	Phase Forward Incorporated Management Incentive Plan (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2009)
10.2	*	Non-Employee Directors’ Deferred Compensation Program
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+     Indicates a management contract or any compensatory plan, contract or arrangement.

*     Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED

	By:	/s/ ROBERT K. WEILER
Robert K. Weiler Chief Executive Officer (Duly authorized officer)

	By:	/s/ CHRISTOPHER MENARD
Christopher Menard Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: May 8, 2009

EXHIBIT INDEX

Exhibit
No.		Description
10.1	+	Phase Forward Incorporated Management Incentive Plan (Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2009)
10.2	*	Non-Employee Directors’ Deferred Compensation Program
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+     Indicates a management contract or any compensatory plan, contract or arrangement.

*     Filed herewith.