Form 10-Q
period 2009-06-30
Phase Forward Inc
filed 2009-08-06
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 31, 2009, the registrant had 43,218,073 shares of common stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2009

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$131,550	$94,721
Restricted cash, current portion	500	—
Short-term investments	27,893	43,882
Accounts receivable, net of allowance of $578 and $655, respectively	39,999	40,516
Acquired future billings, current portion	1,129	924
Deferred set up costs, current portion	2,393	2,878
Prepaid commissions and royalties, current portion	4,524	5,266
Prepaid expenses and other current assets	4,773	4,539
Deferred income taxes, current portion	12,895	11,171
Securities settlement agreement	—	5,336

Total current assets	225,656	209,233

Acquired future billings, net of current portion	962	502
Property and equipment, net	36,615	42,170
Deferred set up costs, net of current portion	1,630	1,833
Prepaid commissions and royalties, net of current portion	4,277	5,180
Intangible assets, net of accumulated amortization of $3,624 and $5,220, respectively	27,586	34,895
Goodwill	39,125	47,099
Deferred income taxes, net of current portion	7,107	4,170
Restricted cash, non-current portion	962	962
Long-term investments	18,022	30,077
Securities settlement agreement	5,322	—
Other assets	626	749

Total assets	$367,890	$376,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,895	$6,137
Accrued expenses	22,686	18,172
Leasehold incentive obligation, current portion	791	791
Deferred revenues, current portion	79,918	82,527

Total current liabilities	112,290	107,627

Deferred rent, net of current portion	564	1,739
Leasehold incentive obligation, net of current portion	7,248	6,852
Deferred revenue, net of current portion	8,600	8,588
Other long-term liabilities	1,515	1,535

Total liabilities	130,217	126,341

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized: 42,986,235 and 43,224,761 issued in 2008 and 2009, respectively	430	433
Additional paid-in capital	283,676	289,630
Treasury stock, 37,000 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(672)	(78)
Accumulated deficit	(45,650)	(39,345)
Total stockholders’ equity	237,673	250,529

Total liabilities and stockholders’ equity	$367,890	$376,870

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenues:
License	$13,087	$14,695	$25,701	$28,811
Service	27,764	37,806	53,170	72,506
Total revenues	40,851	52,501	78,871	101,317

Costs of revenues:
License (2)	626	785	1,281	1,351
Service (1), (2)	17,191	21,245	32,719	41,144
Total cost of revenues	17,817	22,030	34,000	42,495

Gross margin:
License	12,461	13,910	24,420	27,460
Service	10,573	16,561	20,451	31,362
Total gross margin	23,034	30,471	44,871	58,822

Operating expenses:
Sales and marketing (1), (2)	6,783	8,216	12,934	15,422
Research and development (1)	6,021	9,425	11,579	17,605
General and administrative (1), (2)	6,045	9,715	11,745	17,519
Total operating expenses	18,849	27,356	36,258	50,546

Income from operations	4,185	3,115	8,613	8,276

Other income:
Interest income	1,386	502	3,287	1,142
Other income	115	56	249	465
Total other income	1,501	558	3,536	1,607

Income before provision for income taxes	5,686	3,673	12,149	9,883
Provision for income taxes	1,992	1,446	4,453	3,578

Net income	$3,694	$2,227	$7,696	$6,305

Net income per share applicable to common stockholders:
Basic	$0.09	$0.05	$0.18	$0.15

Diluted	$0.08	$0.05	$0.18	$0.14

Weighted average number of common shares used in net income per share calculations:
Basic	42,007	42,623	41,933	42,527

Diluted	43,859	44,298	43,798	44,190

(1) Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$448	$489	$841	$965
Sales and marketing	368	462	682	877
Research and development	323	705	602	1,326
General and administrative	853	1,969	1,613	3,026

(2) Amounts include amortization expense of acquired intangible assets, as follows:

Costs of license revenues	$155	$194	$310	$349
Cost of service revenues	—	260	—	521
Sales and marketing	100	354	200	674
General and administrative	—	28	—	53

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009

Operating activities

Net income	$7,696	$6,305

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,492	7,699
Stock-based compensation expense	3,738	6,194
Loss on disposal of fixed assets	317	—
Amortization of leasehold incentive obligation	—	(396)
Provision for allowance for doubtful accounts	71	174
Deferred income taxes	4,328	2,240
Amortization of premiums or discounts on investments	(125)	100
Change in fair value of long-term investments	—	(464)
Change in fair value of securities settlement agreement	—	(14)
Changes in assets and liabilities:
Accounts receivable	7,235	518
Deferred costs	(1,271)	(2,010)
Prepaid expenses and other current assets	295	285
Accounts payable	1,396	(2,923)
Accrued expenses	(1,594)	(5,325)
Deferred revenues	15,417	1,642
Deferred rent	(321)	1,175

Net cash provided by operating activities	41,674	15,200

Investing activities

Increase (decrease) in restricted cash	(1,462)	500
Proceeds from maturities of short-term and long-term investments	39,825	19,389
Purchase of short-term and long-term investments	(36,091)	(47,069)
Purchase of property and equipment	(5,895)	(11,467)
Cash paid for acquisitions, net of cash acquired (1)	—	(13,629)

Net cash used in investing activities	(3,623)	(52,276)

Financing activities

Proceeds from issuance of common stock	1,373	1,482
Withholding taxes in connection with vesting of restricted stock awards	(1,247)	(1,718)

Net cash provided by (used in) financing activities	126	(236)

Effect of exchange rate changes on cash and cash equivalents	23	483

Net increase (decrease) in cash and cash equivalents	38,200	(36,829)
Cash and cash equivalents at beginning of period	133,401	131,550

Cash and cash equivalents at end of period	171,601	94,721
Short-term and long-term investments at end of period	44,335	73,959
Total cash, cash equivalents and short-term and long-term investments at end of period	$215,936	$168,680

(1) Cash paid for acquisition of Waban Software, Inc. (Note 5)
Fair value of assets acquired	$—	$990
Liabilities assumed	—	(3,982)
Acquired intangible assets	—	8,905
Cost in excess of net assets acquired	—	7,747
Cash paid	—	13,660
Less cash acquired	—	(31)
Cash paid for acquisition	$—	$13,629

See accompanying notes.

Phase Forward Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2008 and 2009 and its cash flows for the six months ended June 30, 2008 and 2009. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009.

As of June 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and SFAS 165. Subsequent Events.  The Company evaluates subsequent events through the date of filing its Quarterly Report on Form 10-Q.  See Note 19 for additional information regarding the Company’s adoption of these pronouncements.

On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis and reporting.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The results of Waban have been included in the Company’s condensed consolidated financial statements since the date of acquisition (see Note 5).

2.                 Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: InForm™, Clintrial™, Empirica Study™, Empirica™ Trace, Empirica™ Signal, CTSD™, Waban CDR™ and Waban SCE™. Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm™, Clarix™, Empirica Signal, CTSD and Empirica Study software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
License	$13,087	$14,695	$25,701	$28,811
Application hosting services	21,235	29,810	40,420	56,438
Consulting services	3,604	4,701	7,170	9,561
Customer support	2,925	3,295	5,580	6,507

Total	$40,851	$52,501	$78,871	$101,317

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

The Company generally enters into software term licenses for its InForm, Clintrial, Empirica Trace, Waban CDR and Waban SCE products with its customers for 3 to 5-year periods. License agreements for other licensed products are generally for annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

The Company continues to sell additional perpetual licenses for the Clintrial, Empirica Trace, Waban CDR and Waban SCE software products in certain situations to its existing customers with the option to purchase customer support. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company generates customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

In addition to making its software products available to customers through licenses, the Company offers its InForm, Empirica Signal, CTSD and Empirica Study software solutions through a hosted application solution delivered through a standard Web-browser.  The Company’s Clarix solution is presently available only on a hosted application basis.

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

Revenues resulting from hosting services for the Empirica Signal, CTSD and Empirica Study products consist of installation and server configuration, application hosting and related support services.  Services for this offering are generally charged a monthly fixed fee.  Revenues are recognized ratably over the period of the service.

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

One customer, GlaxoSmithKline, accounted for approximately 12% of the Company’s total revenues in the three months ended June 30, 2008 and 13% of the Company’s total revenues in the six months ended June 30, 2008. The same customer accounted for $863 or 2% of accounts receivable outstanding as of December 31, 2008.  In the three and six months ended June 30, 2009, no customer accounted for 10% or more of the Company’s total revenues for the period.

The Company deferred $1,074 and $1,295 of set up costs and amortized $878 and $985 of set up costs in the three months ended June 30, 2008 and 2009, respectively, and deferred $2,279 and $2,590 of set up costs and amortized $1,683 and $1,902 of set up costs in the six months ended June 30, 2008 and 2009, respectively.  The amortization of deferred set up costs is a component of cost of service revenues.

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

In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company included $188 and $257 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended June 30, 2008 and 2009, respectively, and included $343 and $378 of out-of-pocket expenses in service revenues and cost of service revenues in the six months ended June 30, 2008 and 2009, respectively.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company capitalized $196 and $172 during the three months ended June 30, 2008 and 2009, respectively, and $196 and $378 during the six months ended June 30, 2008 and 2009 respectively, related to Company-wide financial systems and outside software development costs associated with the Company’s hosting operation, and has included these amounts in purchased computer software in the accompanying unaudited condensed consolidated financial statements.  The Company amortizes such costs when the systems or software becomes operational. Costs are amortized over the estimated useful life of the respective system or software.  Amortization expense was $23 and $28 during the three months ended June 30, 2008 and 2009, respectively, and $48 and $38 during the six months ended June 30, 2008 and 2009 respectively.

Computer Software Development Costs and Research and Development Expenses

The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development expense in the period incurred.

3.                 Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless the sales representatives do not achieve their specific quota, amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $2,361 and $3,123 of commissions and amortized to sales and marketing expense $2,035 and $1,965 in the three months ended June 30, 2008 and 2009, respectively, and deferred $4,380 and $5,107 of commissions and amortized to sales and marketing expense $3,818 and $3,709 in the six months ended June 30, 2008 and 2009, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $521 and $638 of royalties and amortized to cost of revenues $648 and $819 in the three months ended June 30, 2008 and 2009, respectively, and deferred $1,569 and $1,727 of royalties and amortized to cost of revenues $1,340 and $1,480 in the six months ended June 30, 2008 and 2009, respectively.

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

5.                 Acquisitions

Maaguzi, LLC (Non-recognized subsequent event)

On July 27, 2009, the Company acquired privately held Maaguzi LLC (“Maaguzi”), an innovative provider of Web-based, electronic patient reported outcomes (ePRO) and late phase solutions, for approximately $11,000  in cash.  The acquisition of Maaguzi extends the Company’s integrated clinical research suite and marks the Company’s entry into the increasingly important ePRO and observational studies markets.  The acquisition of Maaguzi will be accounted for as a purchase under SFAS No. 141 (R). Accordingly, the results of Maaguzi will be included in the consolidated financial statements of the Company from the date of acquisition.

Covance (Non-recognized subsequent event)

On July 15, 2009, the Company entered into an agreement to purchase the Interactive Voice & Web Response Services (IVRS/IWRS) business of Covance Inc. (“Covance”) for $10,000 in cash. As part of this transaction, the Company and Covance have also agreed to enter into a multi-year marketing agreement to provide the Company’s InForm electronic data capture (EDC) solution and Clarix interactive response technology solution to Covance clients.  The acquisition is expected to be completed by the middle of August 2009.  The acquisition will be accounted for as a purchase under SFAS No. 141 (R).  Accordingly, the results of the acquired IVRS/IWRS business will be included in the consolidated financial statements of the Company from the date of acquisition.

Waban Software, Inc.

On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis and reporting.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $13,766 in cash, of which $7,747 has been recorded as goodwill.  The Company acquired the technology of Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban has been accounted for as a purchase under SFAS No. 141 (R).  Under SFAS No. 141(R), all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Purchase Price.  The $13,766 purchase price for Waban is based on the acquisition-date fair value of the consideration transferred, which was calculated based on the initial cash paid and any working capital adjustments as of 90 days after the acquisition date. Working capital adjustments have been classified as “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheet for the period ended June 30, 2009. The acquisition-date fair value of the consideration consisted of the following:

Preliminary Estimated
Fair Values as of
June 30, 2009
Cash paid	$13,660
Accrued working capital adjustment	106
Total purchase price	$13,766

Preliminary Allocations of Assets and Liabilities.  For the purposes of the condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Waban to the net tangible assets and intangible assets, goodwill, deferred income taxes and deferred revenue. However, the Company is in the process of completing its valuations of certain intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The final allocations of the purchase price to intangible assets, goodwill, deferred income taxes and deferred revenue may differ materially from the information presented in these unaudited condensed consolidated financial statements. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimated Fair Values as of June 30, 2009
Current Assets	$825
Property, plant and equipment	135
Other assets	30
Intangible assets	8,905
Goodwill	7,747
Current liabilities	(427)
Deferred Income Taxes	(2,421)
Deferred revenues	(1,028)
Net assets acquired	$13,766

Under SFAS No. 141(R), based on the preliminary allocations, $4,758, $3,174 and $973 of the intangible assets acquired from Waban relate to developed technology, customer relationships and tradenames, respectively.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the

Company will periodically evaluate the assets allocated to intangible assets.  Developed technology, customer relationships and tradenames will be amortized over a period of 15 years, 15 years and 8 years, respectively.  If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Waban.

Waban Financial Information.  The results of operations of Waban have been included in the condensed consolidated financial statements since the acquisition date. Waban had $280 in revenues in the period from the acquisition date (April 22, 2009) to June 30, 2009, and Waban’s net operating loss in the period from the acquisition date to June 30, 2009 was immaterial to the Company’s condensed consolidated financial results.  Pro forma results of operations for the three and six months ended June 30, 2008 and 2009, assuming the acquisition of Waban had taken place at the beginning of each period, would not differ significantly from the actual reported results.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income	$3,694	$2,227	$7,696	$6,305

Denominator:
Weighted-average common shares outstanding	42,800,795	43,159,822	42,759,162	43,091,200
Less weighted-average unvested restricted common stock awards outstanding	(793,761)	(536,429)	(826,301)	(564,136)
Basic weighted-average common shares outstanding	42,007,034	42,623,393	41,932,861	42,527,064
Dilutive effect of common stock options	1,307,323	1,071,396	1,335,742	1,093,458
Dilutive effect of unvested restricted common stock awards and units	544,204	603,584	529,650	569,653
Diluted weighted-average common shares outstanding	43,858,561	44,298,373	43,798,253	44,190,175

Net income per share applicable to common stockholders:
Basic	$0.09	$0.05	$0.18	$0.15

Diluted	$0.08	$0.05	$0.18	$0.14

Diluted weighted average common shares outstanding do not include options, awards and units outstanding to purchase 394,463 and 99,883 common equivalent shares for the three months ended June 30, 2008 and 2009, respectively, and do not include options, awards, and units outstanding to purchase 399,176 and 100,138 common equivalent shares for the six months ended June 30, 2008 and 2009, respectively as their effect would have been anti-dilutive.

7.      Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.  The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries in Australia, Belgium, France, India, Japan, Romania and the United Kingdom are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash accounts and accounts receivable denominated in non-functional currencies.  The Company recorded foreign currency gains/(losses) of $15 and $(174) in the three months ended June 30, 2008 and 2009, respectively, and $14 and $(26) in the six months ended June 30, 2008 and 2009, respectively.  Such gains/(losses) are included in other income in the accompanying unaudited condensed consolidated statements of income.

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

Cash, cash equivalents, short-term and long-term investments as of December 31, 2008 and June 30, 2009 consist of the following:

	December 31, 2008
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$22,487	$22,487	$22,487
Money market funds	Demand	109,063	109,063	109,063
Total cash and cash equivalents		$131,550	$131,550	$131,550

U.S. agency notes	236 days	$2,000	$2,000	$2,000
Municipal bonds	1 day	1,000	1,000	1,000
Corporate bonds	127 days	24,893	24,884	24,893
Total short-term investments		$27,893	$27,884	$27,893

Auction rate securities	26 years	$24,050	$18,022	$18,022
Total long-term investments		$24,050	$18,022	$18,022

	June 30, 2009
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$17,150	$17,150	$17,150
Money market funds	Demand	77,571	77,571	77,571
Total cash and cash equivalents		$94,721	$94,721	$94,721

U.S. agency notes	192 days	$7,746	$7,763	$7,746
Corporate bonds	329 days	17,700	17,769	17,700
Auction rate securities	26 years	24,000	18,436	18,436
Total short-term investments		$49,446	$43,968	$43,882

U.S. agency notes	604 days	$13,846	$13,949	$13,846
Municipal bonds	684 days	2,000	2,013	2,000
Corporate bonds	508 days	14,231	13,364	14,231
Total long-term investments		$30,077	$29,326	$30,077

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.

As of December 31, 2008 and June 30, 2009 the Company held ARS totaling $24,050 and $24,000, respectively, at par value, which were classified as long-term investments and short-term investments, respectively, in the accompanying unaudited condensed consolidated balance sheets, and which are recorded at fair value.  These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

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

The Company performed a fair value calculation of these ARS as of December 31, 2008 and June 30, 2009.  Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, the Company concluded that the fair value of these ARS at December 31, 2008 was $18,022, a decline of $6,028 from par value. Since the Company’s signed Agreement with UBS indicates that the Company intends to sell the ARS to UBS affiliates before their stated maturity dates under the terms of the ARS, the decline in fair value is deemed other-than-temporary. Accordingly, the Company recorded a loss on these securities of $6,028 in the accompanying unaudited condensed consolidated statement of income for the year ended December 31, 2008 as it was deemed to be other-than-temporary.

As of June 30, 2009, the Company concluded that the fair value of these ARS increased to $18,436 and therefore, recorded the change in fair value of these securities from December 31, 2008 of $414 in the accompanying unaudited condensed consolidated statement of income for the six months ended June 30, 2009.  During the three months ended June 30, 2009 the fair value of these ARS decreased $23 and therefore, the Company recorded the change in fair value of these securities in the accompanying unaudited condensed consolidated statement of income for the three months ended June 30, 2009.  As of June 30, 2009, it is the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the Agreement.  Accordingly, they were reclassified from long-term investments to short-term investments in the accompanying unaudited condensed consolidated balance sheets.

The Company elected to measure the fair value of the put option under the Agreement (the “put option”) under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities- including an amendment of FASB Statement No. 115. Fair value was determined using a discounted cash flow method, which considered the following factors: term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, the Company concluded that the fair value of the put option was $5,322 as of December 31, 2008.  Accordingly, a gain of $5,322 was recorded in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement”, in the consolidated balance sheet at December 31, 2008.  Based on the valuation performed as of June 30, 2009 the Company concluded that the fair market value of the securities settlement agreement was $5,336, resulting in an increase in fair value of $199 and $14 being recorded in the Company’s accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, it is the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the settlement agreement, and accordingly reclassified the fair value of the “securities settlement agreement” from long-term-assets to current assets in the accompanying unaudited condensed consolidated balance sheets.

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

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis in accordance with SFAS No. 142.  Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2008.  Based on the results of the first step of the goodwill impairment test, the Company determined that no impairment of goodwill existed at December 31, 2008, as the carrying amount of goodwill of the reporting unit was less than its fair value and therefore, the second step of the goodwill impairment test was not necessary.

A rollforward of the net carrying amount of goodwill is as follows:

Amount

Balance as of December 31, 2008	$39,125

Purchase price adjustments associated with the acquisition of Clarix	227
Increase associated with the acquisition of Waban (Note 5)	7,747

Balance as of June 30, 2009	$47,099

Finite-lived intangible assets consist of the following:

		As of December 31, 2008		As of June 30, 2009
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5-15 years	$15,460	$1,743	$20,218	$2,613
Customer relationships	5-15 years	10,010	1,309	13,184	1,821
Non-compete agreements	2-3 years	610	335	610	386
Tradename	5-8 years	300	157	1,273	200
Customer backlog	3 years	720	80	720	200
Total		$27,100	$3,624	$36,005	$5,220

Amortization expense related to intangible assets for the three months ended June 30, 2008 and 2009 was $255 and $836, respectively, and $510 and $1,596 for the six months ended June 30, 2008 and 2009, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2009 (six months ended December 31, 2009)	$1,719
2010	4,329
2011	3,691
2012	3,610
2013	3,335
2014 and thereafter	14,101
Total	$30,785

In connection with the acquisition of Clarix LLC (“Clarix”), the Company identified certain acquired intangible assets which were determined to have an indefinite life.  The assets, which relate to the tradename of Clarix, totaled $4,110.

10.  Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of June 30,
	2008	2009
Accrued payroll and related benefits	$14,108	$11,571
Accrued royalties	1,839	1,631
Loss on foreign exchange contracts	1,059	—
Lease exit costs	527	—
Accrued other expenses	5,153	4,970

Total	$22,686	$18,172

11.    Restricted Cash

As of December 31, 2008, the Company had a $500 collateral obligation for the Company’s prior corporate headquarters facility lease which was secured by a certificate of deposit.  The certificate of deposit was classified as “Restricted cash, current portion” in the accompanying unaudited condensed consolidated balance sheet.  In connection with the relocation of the Company’s corporate headquarters, the $500 collateral obligation was terminated and as such this amount is no longer classified as “Restricted cash, current portion” as of June 30, 2009.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s new corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, net of current portion” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009.  See Note 12 for further discussion regarding this lease.

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

13.    Leasehold Incentive Obligation

In conjunction with the February 2008 lease agreement for the Company’s current headquarters, the landlord agreed to reimburse the Company for leasehold improvements totaling $8,104, which was received in 2008.  In accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as “leasehold incentive obligation” on the consolidated balance sheet.  The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy.  The leasehold improvements in property, plant and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.  The Company amortized the leasehold incentive obligation as a reduction to rent expense of $198 and $396 in the three and six months ended June 30, 2009, respectively.  In the three and six months ended June 30, 2008 there were no amounts expensed relating to the amortization of the leasehold incentive obligation.

14.    Stockholders’ Equity and Stock-Based Compensation

For options accounted for under SFAS No. 123(R), Share-Based Payments, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. No options were granted during the three and six months ended June 30, 2008 and 2009. In addition, while SFAS No. 123, Accounting for Stock-Based Compensation, permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating stock-based compensation expense for the period.  During the three months ended June 30, 2008 and 2009, the Company recorded $1,992 and $3,625 of aggregate stock-based compensation expense, respectively, and $3,738 and $6,194 in the six months ended June 30, 2008 and 2009, respectively.  As of June 30, 2009, there was $29,272 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.57 years.

The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company’s consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Restricted stock units and awards	6.25%	5.25%	6.25%	5.25%
Service-based stock options	9.00%	9.00%	9.00%	9.00%
Milestone options	12.00%	12.00%	12.00%	12.00%

Common Stock

In the three and six months ended June 30, 2009, the Company issued 148,761 and 238,279 shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $899 and $1,241, respectively.  In the three and six months ended June 30, 2009, the Company issued 18,415 shares of common stock under the 2004 Employee Stock Purchase Plan resulting in proceeds of $241.  In the three and six months ended June 30, 2009, the Company released 237,275 and 340,533 shares of common stock in connection with the vesting of restricted stock awards and units.  The Company retired 87,538 and 122,961 of these shares to cover withholding taxes in the amount of $1,260 and $1,718.

Stock Option Activity

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of June 30, 2009, and changes during the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2008	2,187,123	$4.84	4.77
Granted	—	—
Exercised	(238,279)	5.21		$2,359
Canceled	281	6.53

Outstanding as of June 30, 2009	1,949,125	$4.79	4.22	$20,113

Exercisable as of June 30, 2009	1,853,955	$4.69	4.14	$19,313

Vested or expected to vest as of June 30, 2009 (1)	1,941,810	$4.79	4.21	$20,048

(1)

The vested or expected to vest options at June 30, 2009 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)

The aggregate intrinsic value is calculated based on the positive difference between the fair value per share of the Company’s common stock on June 30, 2009 of $15.11 or as of the date of exercise, as applicable and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards during the six months ended June 30, 2009, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2008	2,139,964	$10.85 - 23.20	$15.66
Granted	934,294	11.10 - 15.53
Vested	(340,533)	12.12 - 18.64
Forfeited	(17,095)	10.85 - 23.03
Unvested at June 30, 2009	2,716,630	$10.85 - 23.20	$15.41	2.60	$41,048

Expected to be free of restrictions (1)	2,221,366	$10.85 - 23.20	$15.42	2.58	$33,565

(1)	The expected to be free of restrictions at June 30, 2009 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)	The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on June 30, 2009 of $15.11.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on its ARS that were classified as available-for-sale in 2008.  For the three and six months ended 2009 there were no unrealized gains or losses on ARS as the Company elected to make a one-time transfer of the ARS from available-for-sale to trading securities for the fiscal period ended December 31, 2008.  Accumulated other comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income	$3,694	$2,227	$7,696	$6,305
Cumulative Translation adjustment	(15)	967	517	594
Impairment of auction rate securities, net of tax (note 8)	(87)	—	(796)	—
Comprehensive income	$3,592	$3,194	$7,417	$6,899

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2008 and June 30, 2009:

		As of December 31, 2008		As of June 30, 2009
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Buy	1,200	$1,765	—	$—
British pound	Buy	—	—	1,400	2,306
Euro	Sale	7,500	10,454	2,600	3,645
Japanese yen	Sale	45,000	477	—	—

			$12,696		$5,951

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Realized and unrealized foreign currency gains and losses, net of hedging, are accounted for in other income.  The Company recorded foreign currency gains/(losses) of $15 and $(174) in the three months ended June 30, 2008 and 2009.  The Company recorded foreign currency gains/(losses) of $14 and $(26) in the six months ended June 30, 2008 and June 30, 2009, respectively.  The Company settles forward foreign exchange contracts in cash.

17.          Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2008 and 2009 were 35% and 39%, respectively, and for the six months ended June 30, 2008 and 2009 were 37% and 36%, respectively.  In the three months ended June 30, 2008, the Company’s effective tax rate was lower than its statutory rate of 37% due to the tax benefits related to the sale of incentive stock options within the period.  In the three months ended June 30, 2009, the Company’s effective tax rate was higher than its statutory rate of 37% due to transaction expenses that were deducted under SFAS No. 141(R) but are not deductible for tax purposes. In the six months ended June 30, 2009, the Company’s effective tax rate was lower than its statutory rate of 37% primarily due to the release of a portion of its unrecognized tax benefits as a result of the closing of a statute of limitation in a foreign tax jurisdiction.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  As of June 30, 2009, the Company had a liability of $1,443 or net unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of June 30, 2009, the Company had approximately $51 and $39, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $291 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,443 and accrued interest and penalties of $90 are classified as other long-term liabilities on the unaudited condensed consolidated balance sheet.

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

The following table sets forth the Company’s financial instruments carried at fair value within the SFAS No. 157 hierarchy and using the lowest level of input as of June 30, 2009:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:

Money market funds	$77,571	$—	$—	$77,571
Restricted cash	962	—	—	962
Total cash equivalents and restricted cash	$78,533	—	$—	$78,533

U.S. agency notes	$—	$7,746	$—	$7,746
Corporate bonds	—	17,700	—	17,700
Securities settlement agreement (1)	—	—	5,336	5,336
Auction rate securities (1)	—	—	18,436	18,436
Total short-term investments	$—	$25,446	$23,772	$49,218

U.S. agency notes	$—	$13,846	$—	$13,846
Municipal bonds	—	2,000	—	2,000
Corporate bonds	—	14,231	—	14,231
Long-term investments	$—	$30,077	$—	$30,077

Total Assets	$78,533	$55,523	$23,772	$157,828

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

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2009:

Level 3 Financial
Assets
Balance, beginning of period	$23,344
Transfers in (out) of Level 3	—
Sales	(50)
Realized gains (losses)	—
Unrealized gains (losses) on securities held at period end	478
Balance, end of period	$23,772

Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2008, except for the put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 8.

19.       Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R).  This method replaces SFAS No. 141’s cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  SFAS No. 141(R) will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year.  Earlier adoption is prohibited.  The adoption of SFAS No. 141 (R) is expected to have a significant impact on the Company’s accounting for future acquisitions, including its acquisition of Maaguzi and pending acquisition of the IVRS/IWRS business unit of Covance.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008.  FSP FAS 141(R)-1 may have a material impact on the accounting for any business acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.  SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments  and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material effect on the Company’s consolidated financial position and results of operations..

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value

Measurements. This FSP FAS No. 157-4 is effective in reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS  No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective in reporting periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Acquisitions

From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies; transactions occurring within the last year are described below.

Maaguzi

On July 27, 2009, we acquired privately held Maaguzi LLC (“Maaguzi”), an innovative provider of Web-based, electronic patient reported outcomes (ePRO) and late phase solutions, for $11.0 million in cash.  The acquisition of Maaguzi extends our integrated clinical research suite and marks the entry into the increasingly important ePRO and observational studies markets.  The acquisition of Maaguzi will be accounted for as a purchase under SFAS No. 141 (R), Business Combinations.  Accordingly, the results of Maaguzi will be included in our consolidated financial statements from the date of acquisition.

Covance

On July 15, 2009, we entered into an agreement to purchase the Interactive Voice & Web Response Services (IVRS/IWRS) business of Covance Inc. (“Covance”) for $10.0 million in cash. As part of this transaction, Covance has also agreed to enter into a multi-year marketing agreement to provide our InForm electronic data capture (EDC) solution and Clarix interactive response technology solution to Covance clients. The acquisition is expected to be completed by the middle of August 2009.  The acquisition will be accounted for as a purchase under SFAS No. 141 (R).  Accordingly, the results of the acquired IVRS/IWRS business will be included in our consolidated financial statements from the date of acquisition.

Waban

On April 22, 2009, we acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $13.8 million in cash, as adjusted by any working capital adjustments as of 90 days after the acquisition date, and minus any transaction fees or indebtedness of Waban.  We acquired the technology of Waban to allow us to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban has been accounted for as a purchase under SFAS No. 141 (R).  Accordingly, the results of Waban have been included in our consolidated financial statements since the date of acquisition.

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

• Clinical Data Management

•        Clintrial, our clinical data management solution; and

•        Empirica Study, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC.

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

• Clinical Data Analysis Systems

•        Waban CDR, our controlled clinical data repository product for storing and managing clinical trials data (both data and metadata).

•   Waban SCE, our metadata-driven controlled clinical data repository product for automation and tracking of routine and repetitious statistical programming and analysis.

License revenues are derived principally from the sale of term licenses for our software products other than Clarix, which is presently available only on a hosted application basis.  Service revenues are derived principally from our delivery of the hosted solution of our InForm, Clarix, Empirica Signal, CTSD and Empirica Study software products, and consulting services and customer support, including training, for all of our products. We generally recognize revenues ratably over the life of a license or service contract.

One customer, GlaxoSmithKline, accounted for approximately 12% of our total revenues in the three months ended June 30, 2008 and 13% of our total revenues in the six months ended June 30, 2008. The same customer accounted for $863 or 2% of accounts receivable outstanding as of December 31, 2008.  In the three and six months ended June 30, 2009, no customer accounted for 10% or more of our total revenues for the period.  Our top 20 customers accounted for approximately 63% and 59% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended June 30, 2008 and 2009, respectively, and 64% and 61% of our total revenues, net of reimbursable out-of-pocket expenses, in the six months ended June 30, 2008 and 2009, respectively.

License Revenues

We derive our license revenues principally from the sale of term licenses for the following software products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial and Empirica Study, our clinical data management solutions; our drug safety solutions, including our Empirica Trace, Empirica Signal and CTSD products, our LabPas Phase I clinic automation solution, and our Waban CDR and Waban SCE products for clinical data analysis.  Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and analysis, and drug safety products.

License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, Empirica Study, Empirica Trace, Empirica Signal, CTSD and LabPas software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Empirica Trace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our other licensed products are generally annual or multi-year with payment terms generally annually in advance.  License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

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

Service Revenues

Application Hosting Services.  In addition to making our software products other than Clarix available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and Empirica Study software as hosted application solutions delivered through a standard Web-browser, with customer support and training services.  Our Clarix solution is presently available only on a hosted application basis.  Service revenues from application hosting services are derived principally from our InForm hosted solution.

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

Revenues resulting from hosting services for our Empirica Signal, CTSD and Empirica Study products consist of installation and server configuration, application hosting and related support services.  Services for these offerings are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

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

Costs of Revenues.    Costs of license revenues consist primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition, costs of revenues include expense for the amortization of acquired technologies associated with the acquisitions of Lincoln Technology, Inc. (“Lincoln”) in 2005 and Green Mountain Logic, Inc. in 2007.  The costs of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services. Costs for these services consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and

InForm software products and reimbursable out-of-pocket expenses. Costs of services also include hosting costs that primarily consist of hosting facility fees and server depreciation and amortization of acquired technologies associated with the acquisition of Clarix.

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

Stock-Based Compensation Expenses. Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award or unit service periods. During the three months ended June 30, 2008 and 2009, we recorded $2.0 million and $3.6 million of stock-based compensation expense, respectively.  During the six months ended June 30, 2008 and 2009, we recorded $3.7 million and $6.2 million of stock-based compensation expense, respectively.

Foreign Currency Translation

       With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In the three months ended June 30, 2008 and 2009, approximately 45% and 39%, respectively, of our revenues were generated in locations outside the United States.  In the six months ended June 30, 2008 and 2009, approximately 46% and 39%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 1 and Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We generally enter into software term licenses for our InForm, Clintrial, Empirica Trace Waban CDR and Waban SCE products with our customers for 3- to 5-year periods. License agreements for our Empirica Signal, CTSD and Empirica Study products are generally annual or multi-year terms.  We do not license our Clarix product, which is presently offered only on a hosted application basis.  These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

Customer support includes training services, telephone support and software maintenance. We generally bundle customer support with the software license for the entire term of the arrangement. As a result, we generally recognize revenues for all elements, including consulting services, ratably over the term of the software license and support arrangement. We allocate the revenues recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. For our term-based licenses, we allocate to consulting services the anticipated service effort and value throughout the term of the arrangement at an amount that would have been allocated had those services been sold separately to the customer. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature.  The remaining value is allocated to license and support services, with 10% of this amount allocated to support services. The customer support services rate of 10% for multi-

year term-based licenses reflects a significant discount from the rate for customer support services associated with perpetual licenses due to the reduction in the time period during which the customer can utilize the upgrades and enhancements. We believe this rate is substantive and represents a reasonable basis of allocation. We have allocated the estimated fair value to our multiple element arrangements to provide meaningful disclosures about each of our revenue streams. The costs associated with the consulting and customer support services are expensed as incurred. There are instances in which we sell software licenses based on usage levels. These software licenses can be based on estimated usage, in which case the license fee charged to the customer is fixed based on this estimate. When the fee is fixed, the revenues are generally recognized ratably over the contractual term of the arrangement. If the fee is based on actual usage, and therefore variable, the revenues are recognized in the period of use. Revenues from certain follow-on consulting services, which are sold separately to customers with existing software licenses and are not considered part of a multiple element arrangement, are recognized as the services are performed.

We continue to sell additional perpetual licenses for the Clintrial, Empirica Trace, Waban CDR and Waban SCE software products in certain situations to our existing customers with the option to purchase customer support and may in the future do so for new customers based on customer requirements or market conditions. We have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met.  Customer support revenues are recognized ratably over the term of the underlying support arrangement. We continue to generate customer support and maintenance revenues from our perpetual license customer base. Training revenues are recognized as earned.

In addition to making our software products other than Clarix available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and Empirica Study software solutions through a hosted application solution delivered through a standard Web-browser.  Our Clarix solution is presently available only on a hosted application basis.

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

Revenues resulting from hosting services for our Empirica Signal, CTSD and Empirica Study products consist of installation and server configuration, application hosting and related support services.  Services for this offering are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels a clinical trial and its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

We deferred $1.0 million and $1.3 million of set up costs and amortized $0.9 million and $1.0 million in the three months ended June 30, 2008 and 2009, respectively, and deferred $2.3 million and $2.6 million of set up costs and amortized $1.7 million and $1.9 million in the six months ended June 30, 2008 and 2009, respectively.  The amortization of deferred set up costs is a component of cost of services.

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

During the three months ended June 30, 2008 and 2009, we deferred $2.4 million and $3.1 million, respectively, of commissions and amortized $2.0 million and $2.0 million, respectively, to sales and marketing expense.  During the six months ended June 30, 2008 and 2009, we deferred $4.4 million and $5.1 million, respectively, of commissions and amortized $3.8 million and $3.7 million, respectively, to sales and marketing expense.  Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. During the three months ended June 30, 2008 and 2009, we deferred $0.5 million and $0.6 million, respectively, of royalty expenditures and amortized $0.6 million and $0.8 million, respectively, to cost of license and service revenues.  During the six months ended June 30, 2008 and 2009, we deferred $1.6 million and $1.7 million, respectively, of royalty expenditures and amortized $1.3 million and $1.5 million, respectively, to cost of license and service revenues.

Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our accounts receivable reserves were $0.6 million and $0.7 million as of December 31, 2008 and June 30, 2009, respectively.

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

During the three months ending June 30, 2008 and 2009, we recorded $2.0 million and $3.6 million of aggregate stock-based compensation expense, respectively.  During the six months ending June 30, 2008 and 2009, we recorded $3.7 million and $6.2 million of aggregate stock-based compensation expense, respectively.  For the three months ending June 30, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.03 and $0.05, respectively, and diluted earnings per share by $0.03 and $0.05, respectively.  For the six months ending June 30, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.06 and $0.09, respectively, and diluted earnings per share by $0.05 and $0.09, respectively.  As of June 30, 2009, we had $29.3 million of unrecognized stock-based compensation expense related to market-based share awards that we expect to recognize over a weighted average period of 2.57 years.

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

Overview of Results of Operations in the Three Months Ended June 30, 2008 and 2009

Total revenues increased by 29%, or $11.7 million, in the three months ended June 30, 2009 compared to the same period in 2008, primarily due to an increase in service revenues of $10.0 million, or 36%.  In addition, license revenues increased by $1.6 million, or 12%.

Our gross margin increased by 32%, or $7.4 million, in the three months ended June 30, 2009 compared to the same period in 2008, primarily due to the increase in service revenues.

Operating income for the three months ended June 30, 2009 of $3.1 million decreased 26%, or $1.1 million, compared to the same period in 2008.  The operating income for the three months ended June 30, 2008 and 2009 also included $2.0 million and $3.6 million of stock-based compensation expense, respectively.

The results for the three months ended June 30, 2009 when compared to the same period in 2008 were impacted by foreign exchange rate fluctuations, resulting in decreases in revenue of $1.4 million, or 4%, and decreases in expense of $1.8 million, or 5%.

As of June 30, 2009, we had $138.6 million of unrestricted cash, cash equivalents and short-term investments, a decrease of $20.8 million from $159.4 million at December 31, 2008.  As of June 30, 2009, we had $30.1 million of long-term investments.  As of June 30, 2009, we had no outstanding debt.

Revenues

	Three Months Ended June 30,
	2008		2009		Change
Revenues by Product Line (in thousands) (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Electronic data capture	$31,332	77%	$38,377	73%	$7,045	23%
Clinical data management	5,642	14	5,822	11	180	3
Safety	3,877	9	6,079	12	2,202	57
Interactive Response Technology	—	—	2,223	4	2,223	NM *
Total	$40,851	100%	$52,501	100%	$11,650	29%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

* Not meaningful

The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $6.0 million and $0.9 million, respectively.  The increase in safety was due to increases in consulting revenues, license revenues and application hosting services revenues of $1.3 million, $0.5 million and $0.3 million, respectively.  The inclusion of interactive response technology revenues is due to the introduction of a new offering following the acquisition of Clarix on September 5, 2008.

	Three Months Ended June 30,
	2008		2009		Change
Revenues by Type (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

License	$13,087	32%	$14,695	28%	$1,608	12%
Application hosting services	21,234	52	29,810	57	8,576	40
Consulting services	3,604	9	4,701	9	1,097	30
Customer support	2,926	7	3,295	6	369	13
Total	$40,851	100%	$52,501	100%	$11,650	29%

Total revenues increased in the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended June 30, 2009 was partially due to an approximately 19% increase in production trials under management from approximately 810 as of June 30, 2008 to approximately 968 as of June 30, 2009, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials relates to customers who purchase all trial-related services from us, customers who license Inform and build their own studies and an increase in the average fee per trial.  Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisition of Clarix.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and, to a lesser extent, growth in sales relating to our clinical data management and safety products.  The increase in consulting revenues was primarily attributable to an increase in consulting revenue related to safety which were related to both new and existing customers, partially offset by a decrease in consulting revenue related to electronic data capture revenue and clinical data management revenue.  The increase in customer support revenues in the three months ended June 30, 2009 was due primarily to an increase in support revenues related to electronic data capture, primarily InForm.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended June 30,
	2008		2009		Change
Revenues by Geography (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

North America	$22,238	55%	$31,726	61%	$9,488	43%

United Kingdom	12,810	31	14,202	27	1,392	11
France	3,429	8	4,284	8	855	25
Asia Pacific	2,374	6	2,289	4	(85)	(4)
International subtotal	18,613	45	20,775	39	2,162	12
Total	$40,851	100%	$52,501	100%	$11,650	29%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues, as well as increases in safety revenues and the introduction of our new interactive response technology revenue following the acquisition of Clarix. The increase in U.S. revenues is primarily due to an increase in electronic data capture of $5.2 million, as well as the inclusion of interactive response technology revenues of $2.2 million due to the introduction of our new interactive response technology offering following the acquisition of Clarix.  To a lesser, extent the increase in U.S. revenue was also due to an increase in safety revenues of $1.7 million. The increase in international revenues is primarily the result of electronic data capture revenues and safety revenue of $1.9 million and $0.5 million, respectively.  These increases were slightly offset by a decrease in clinical data management revenue of $0.2 million.

Cost of Revenues

	Three Months Ended June 30,
	2008		2009		Change
Costs of Revenues (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$626	5%	$785	5%	$159	25%
Services	17,191	62	21,245	56	4,054	24
Total	$17,817	44%	$22,030	42%	$4,213	24%

The cost of license revenues increased in the three months ended June 30, 2009 primarily due to a $0.1 million increase in the cost of royalties associated with our InForm software product as well a slight increase in amortization of intangible assets.  The increase in cost of services in the three months ended June 30, 2009 was primarily due to increases in employee-related expense of $1.7 million, related to a headcount increase of 157 people, and increases in facilities expense and depreciation expense of $1.2 million and $0.4 million, respectively.  Other increases include amortization, computer related expenses and contractor expense of $0.3 million, $0.2 million and $0.2 million, respectively.

Gross Margin

	Three Months Ended June 30,
	2008		2009		Change
Gross Margin (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$12,461	95%	$13,910	95%	$1,449	12%
Services	10,573	38	16,561	44	5,988	57
Total	$23,034	56%	$30,471	58%	$7,437	32%

The license gross margin percentage remained the same in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  The services gross margin percentage increased during 2009 due to lower services expenses as a percentage of related revenues.  This was due to increased efficiencies resulting in a decrease in services expense per services employee.  The overall gross margin percentage increased in three months ended June 30, 2009 due to the higher services gross margin percentage.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2008		2009		Change
Operating Expenses (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Sales and marketing	$6,783	17%	$8,216	15%	$1,433	21%
Research and development	6,021	15	9,425	18	3,404	57
General and administrative	6,045	15	9,715	19	3,670	61
Total	$18,849	47%	$27,356	52%	$8,507	45%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended June 30, 2009 primarily due to increases in employee-related expense of $0.5 million, related to a headcount increase of 16 people, as well as increases in facilities expense, amortization expense and marketing expense of $0.3 million, $0.3 million and $0.2 million, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available.  We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended June 30, 2009 primarily due to employee-related expenses of $2.0 million related to a headcount increase of 73 people.  We also had expense increases related to facilities expense, stock-based compensation and travel expense of $0.8 million, $0.4 million and $0.2 million, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended June 30, 2009 primarily due to increases in employee-related expenses of $1.2 million related to a headcount increase of 47 people, as well as increases in stock-based compensation, phone and internet expense and depreciation expenses of $1.1 million, $0.8 million and $0.7 million, respectively. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Three Months Ended June 30,
	2008		2009		Change
Other income (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Interest income	$1,386	3%	$502	1%	$(884)	(64)%
Other income	115	—	56	—	(59)	(51)
Total other income	$1,501	3%	$558	1%	$(943)	(63)%

The decrease in interest income in the three months ended June 30, 2009 was primarily due to the decrease in cash and cash equivalents and short and long term investments as well as a decline in interest rates.

Provision for Income Taxes

	Three Months Ended June 30,
	2008		2009		Change
Provision for income taxes (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Provision for income taxes	$1,992	5%	$1,446	3%	$(546)	(27)%

Our effective tax rates for the three months ended June 30, 2008 and 2009 were 35% and 39%, respectively.  In the three months ended June 30, 2008 our effective tax rate was lower than our statutory rate of 37% due to the tax benefits related to the sale of incentive stock options within the period.  In the three months ended June 30, 2009, our effective tax rate was higher than our statutory rate of 37% due to transaction expenses that were deducted under SFAS No. 141(R), but are not deductible for tax purposes.

Overview of Results of Operations in the Six Months Ended June 30, 2008 and 2009

Total revenues increased by 29%, or $22.4 million, in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in service revenues of 36%, or $19.3 million.  Additionally, license revenues increased by 12%, or $3.1 million, in the six months ended June 30, 2009 compared to the same period in 2008.

Our gross margin increased by 31%, or $14.0 million, in the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the increase in services revenues.

Operating income in the six months ended June 30, 2009 of $8.3 million decreased 4%, or $0.3 million, compared to the same period in 2008.  The operating income in the six months ended June 30, 2008 and 2009 also included $3.7 million and $6.2 million of stock-based compensation expense, respectively.

The results for the six months ended June 30, 2009 were impacted by foreign exchange rate fluctuations, resulting in decreases in revenue of $1.9 million, or 2%, and decreases in expenses of $4.2 million, or 6%.

Revenues

	Six Months Ended June 30,
	2008		2009		Change
Revenues by Product Line (in thousands) (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Electronic data capture	$60,283	76%	$74,903	74%	$14,620	24%
Clinical data management	11,172	14	11,440	11	268	2
Safety	7,416	10	11,462	11	4,046	55
Interactive Response Technology	—	—	3,512	4	3,512	NM *
Total	$78,871	100%	$101,317	100%	$22,446	28%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

* Not meaningful

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $12.1 million.  In addition, there were increases in license revenues, support services revenues and consulting services of $1.7 million, $0.6 million and $0.2 million, respectively.  The increase in safety was primarily due to increases in consulting services, license revenue and application hosting services of $2.6 million, $0.9 million and $0.4 million, respectively.  The inclusion of interactive response technology revenues is due to the introduction of a new offering following the acquisition of Clarix on September 5, 2008.

	Six Months Ended June 30,
	2008		2009		Change
Revenues by Type (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

License	$25,701	33%	$28,811	29%	$3,110	12%
Application hosting services	40,420	51	56,438	56	16,018	40
Consulting services	7,170	9	9,561	9	2,391	33
Customer support	5,580	7	6,507	6	927	17
Total	$78,871	100%	$101,317	100%	$22,446	28%

Total revenues increased in the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the six months ended June 30, 2009 was partially due to the approximately 19% increase in production trials under management from approximately 810 as of June 30, 2008 to approximately 968 as of June 30, 2009, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials relates to customers who purchase all trial-related services from us, customers who license Inform and build their own studies and an increase in average fee per trial.  Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisition of Clarix.  The increase in license revenues was primarily the result of additional electronic data capture revenues from both new and existing customers, and to a lesser extent, growth in sales relating to our clinical data management and safety products.  The increase in consulting services was primarily attributable to additional revenue related to consulting services provided for our safety products for both new and existing customers.  The increase in customer support revenues was primarily due to increases in electronic data capture revenue and safety product.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Six Months Ended June 30,
	2008		2009		Change
Revenues by Geography (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

North America	$42,432	54%	$62,065	61%	$19,633	46%

United Kingdom	24,903	31	26,821	27	1,918	8
France	7,016	9	7,935	8	919	13
Asia Pacific	4,520	6	4,496	4	(24)	(1)
International subtotal	36,439	46	39,252	39	2,813	8
Total	$78,871	100%	$101,317	100%	$22,446	28%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues and safety revenue of $14.6 million and $4.0 million, respectively.  The increase in U.S. revenues is primarily related to an increase in electronic data capture revenues of $12.3 million, the inclusion of interactive response technology revenues of $3.5 million due to the introduction of a new offering following the acquisition of Clarix on September 5, 2008, and an increase in safety revenue of $3.3 million.  The increase in international revenues is primarily the result of increases in electronic data capture revenues and safety revenue of $2.3 million and $0.8 million, respectively.  These increases were partially offset by a decrease in clinical data management revenue of $0.2 million.

Costs of Revenues

	Six Months Ended June 30,
	2008		2009		Change
Costs of Revenues (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$1,281	5%	$1,351	5%	$70	6%
Services	32,719	62	41,144	57	8,425	26
Total	$34,000	43%	$42,495	42%	$8,495	25%

The increase in cost of services in the six months ended June 30, 2008 was primarily due to increases in employee-related expenses of $3.1 million, related to a headcount increase of 157 people, and increases in facility expense and contractor expense of $2.5 million and $0.9 million, respectively.  We also had expense increases for depreciation, amortization, hosting and travel expenses of $0.7 million, $0.5 million, $0.4 million and $0.3 million, respectively.

Gross Margin

	Six Months Ended June 30,
	2008		2009		Change
Gross Margin (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$24,420	95%	$27,460	95%	$3,040	12%
Services	20,451	38	31,362	43	10,911	53
Total	$44,871	57%	$58,822	58%	$13,951	31%

The license gross margin percentage remained the same in 2009 as compared to 2008.  The services gross margin percentage increased during 2009 due to lower services expenses as a percentage of related revenues.  This was due to increased efficiencies resulting in a decrease in services expense per services employee.  The overall gross margin percentage increased in 2009 due to the higher services gross margin percentage.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2008		2009		Change
Operating Expenses (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Sales and marketing	$12,934	16%	$15,422	15%	$2,488	19%
Research and development	11,579	15	17,605	17	6,026	52
General and administrative	11,745	15	17,519	17	5,774	49
Total	$36,258	46%	$50,546	49%	$14,288	39%

Sales and Marketing.    Sales and marketing expenses increased in the six months ended June 30, 2009 primarily due to increases in employee-related expense of $0.7 million, related to a headcount increase of 16 people, as well as increases in facilities expense, amortization expense and marketing programs expenses of $0.5 million, $0.5 million and $0.4 million, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available.  We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the six months ended June 30, 2009 primarily due to employee-related expenses of $3.1 million related to a headcount increase of 73 people.  We also had expense increases related to facilities expense, stock-based compensation and contractor expense of $1.7 million, $0.7 million and $0.5 million, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the six months ended June 30, 2009 primarily due to increases in employee-related expenses of $2.1 million related to a headcount increase of 47 people, as well as increases in stock-based compensation, phone & internet related expense and depreciation expense of $1.4 million, $1.4 million and $1.0 million, respectively. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Six Months Ended June 30,
	2008		2009		Change
Other income (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Interest income	$3,287	4%	$1,142	1%	$(2,145)	(65)%
Other, net	249	—	465	—	216	87
Total other income	$3,536	4%	$1,607	1%	$(1,929)	(55)%

The decrease in interest income in the six months ended June 30, 2009 was primarily due to the decrease in cash and cash equivalents and short and long term investments as well as a decline in interest rates.

Provision for Income Taxes

	Six Months Ended June 30,
	2008		2009		Change
Provision for income taxes (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Provision for income taxes	$4,453	6%	$3,578	4%	$(875)	(20)%

Our effective tax rates for the six months ended June 30, 2008 and 2009 were 37% and 36%, respectively.  In the six months ended June 30, 2009 our effective tax rate was lower than its statutory rate of 37% primarily due to the release of a portion of its unrecognized tax benefits as a result of the closing of a statue of limitation in a foreign tax jurisdiction.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short and long-term investments totaling $177.5 million and $168.7 million at December 31, 2008 and June 30, 2009, respectively, and accounts receivable of $40.0 million and $40.5 million, respectively.

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

Net cash provided by operating activities was $15.2 million in the six months ended June 30, 2009, which was more than net income of $6.3 million. The difference is primarily due to non-cash adjustments of $7.7 million of depreciation and amortization expense, $6.2 million of stock-based compensation expense, and $2.2 million of deferred income tax expense.  Cash provided by working capital and other activities primarily reflected an increase in deferred revenues of $1.6 million and deferred rent of $1.2 million. These increases were partially offset by decreases in accrued expenses of $5.3 million, accounts payable of $2.9 million, and deferred costs of $2.0 million.

Net cash used in investing activities was $52.2 million during the six months ended June 30, 2009, which was primarily due to the purchase of short-term and long-term investments of $47.1 million, cash paid for the acquisition of Waban of $13.6 million and capital expenditures of $11.5 million.  These decreases in cash were partially offset by $19.4 million of proceeds from maturities of short-term and long-term investments.

Net cash used in financing activities was $0.2 million in the six months ended June 30, 2009, due to the payment of withholding taxes associated with the vesting of restricted stock awards of $1.7 million, partially offset by the proceeds received from the exercise of stock options of $1.5 million.

Substantially all of our long-lived assets at December 31, 2008 and June 30, 2009 are located in the United States.

We generally do not enter into long-term binding purchase commitments. Our principal commitments consist of obligations under non-cancelable operating leases for office space.

The following table of our material contractual obligations as of December 31, 2008 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	1 year or less	2-3 years	4-5 years	More than 5 years

Operating lease obligations	$73,029	$7,357	$14,925	$13,424	$37,323
Total	$73,029	$7,357	$14,925	$13,424	$37,323

On February 13, 2008, we entered into a lease with BP Fourth Avenue, L.L.C. to secure office space for our current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the lease was December 2008. The lease for our prior corporate headquarters at 880 Winter Street in Waltham expired in February 2009.

The lease for our current headquarters provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We are not required to pay any rent for the first three months of the initial lease term. Thereafter, the annual rent on the new lease for years one through five is $6.6 million, or approximately $0.5 million per month.  For years six through ten, the annual rent will be $7.2 million, or approximately $0.6 million per month.  The total base rent payable in the initial term is $69.1 million.

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

In connection with the signing of the lease for our current headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $1.0 million.

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

Included within our investment portfolio at December 31, 2008 and June 30, 2009 were $24.1 million and $24.0 million of auction rate securities, or ARS, at par value, which are classified as long-term investments and short-term investments, respectively, on our unaudited condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

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

We performed a fair value calculation of our ARS as of December 31, 2008 and June 30, 2009. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, we concluded that the fair value of these ARS at December 31, 2008 was $18.0 million, a decline of $6.0 million from par value. As our settlement agreement with UBS indicates that we intend to sell our ARS to UBS affiliates before their stated maturity under the ARS terms, the decline in fair value is deemed other-than-temporary. Accordingly, we recorded a loss on these securities of $6.0 million in our consolidated statement of income for the year ended December 31, 2008.  As of June 30, 2009, it is our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly they were reclassified from long-term investments to short-term investments in the accompanying unaudited condensed consolidated balance sheets.  As of June 30, 2009, we concluded that the fair value of these ARS was $18.4 million and therefore, we recorded a change in fair value of the securities of $0.4 million in our unaudited condensed consolidated statement of income for the six months ended June 30, 2009.

We elected to measure the fair value of the settlement agreement (the “put option”) under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115.  Fair value was determined using a discounted cash flow method which considered the following factors: the term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, we concluded that the fair value of the put option was $5.3 million. Accordingly, we recorded a gain of $5.3 million in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement” in the consolidated balance sheet at December 31, 2008.  As of June 30, 2009, it is our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly we reclassified the fair value of the “securities settlement agreement” from long-term-assets to current assets in the accompanying unaudited condensed consolidated balance sheets and concluded that the fair market value of the securities settlement agreement was $5.3 million, resulting in an slight increase in fair value being recorded in our accompanying unaudited condensed consolidated statement of income for the three and six months ended June 30, 2009, respectively.

We believe that, based on our cash, cash equivalents and short-term marketable securities balances of $120.2 million at June 30, 2009, excluding fair market value of ARS of $18.4 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations for the next 12 months.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”).   SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This approach replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(R) will now require acquisition costs to be expensed as incurred; restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141 (R) is expected to have a significant impact on the accounting for future acquisitions, including our acquisition of Maaguzi and our pending acquisition of the IVRS/IWRS business unit of Covance in the third quarter.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008.  FSP FAS 141(R)-1 may have a material impact on the accounting for any business acquired.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 did not have a material effect on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States and prioritizes the generally accepted accounting principles thereunder. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments  and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material effect on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS  No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective in reporting periods ending after June 15, 2009.  The adoption did not have a material impact on our consolidated financial position and results of operations.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee and Japanese yen.  During the six months ended June 30, 2008 and 2009, 46% and 39%, respectively, of our revenues were generated in locations outside the United States.  During the same periods, 34% and 23%, respectively, of revenues were in currencies other than the U.S. dollar.  During the six months ended June 30, 2009, 12% of our revenues were in euros, 7% were in the British pound and 4% in Japanese yen.  During the three months ended June 30, 2008 and 2009, 33% and 25%, respectively, of revenues were in currencies other than the U.S. dollar.  During the three months ended June 30, 2009, 14% of our revenues were in euros, 7% were in the British pound and 4% in Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.  During the three months ended June 30, 2008 and 2009, 27% and 21%, respectively, of expenses were in currencies other than the U.S. dollar. During the three months ended June 30, 2009, 11% of our expenses were in British pound, 4% in euro, 4% in Japanese yen and 1% in Australian dollar and Indian rupee, respectively.  During the six months ended June 30, 2008 and 2009, 28% and 21%, respectively, of expenses were in currencies other than the U.S. dollar.  During the six months ended June 30, 2009, 11% of our expenses were in British pound, 4% in euro and Japanese yen, respectively, and 1% in Australian dollar and Indian rupee, respectively.

As of June 30, 2009, we had $9.9 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2008 and June 30, 2009, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our period-end exposures against fluctuations in foreign currency exchange rates.

As of June 30, 2009, we entered into forward foreign exchange contracts to hedge approximately $6.0 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  For the three months ended June 30, 2009, we recorded $0.2 million of foreign exchange losses in other income and accrued expenses as a result of the outstanding forward foreign exchange contracts.  For the six months ended June 30, 2009, we recorded less than $0.1 million of foreign exchange losses in other income and accrued expenses as a result of the outstanding forward foreign exchange contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $168.7 million at June 30, 2009.  These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes.  We do not use derivative financial instruments in our investment portfolio.  We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity.  With the exception of auction rate securities, investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. With the exception of auction rate securities, which are recorded at fair value, investments are reported at amortized cost.  We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a

100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at June 30, 2009.  A decline in interest rates, however, would reduce future investment income.

We believe that, based on our unrestricted cash, cash equivalents and short-term marketable securities balances of $120.2 million at June 30, 2009, which exclude the fair market value of ARS of $18.4 million and the fair value of the securities settlement agreement with UBS of $5.3 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.                   Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Stock Option and Incentive Plan, or 2004 Plan, we have issued shares of restricted stock and restricted stock units to our employees.  On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2004 Plan. For the six month period ending June 30, 2009, we withheld an aggregate of 122,961 common shares under restricted stock units at a price of $13.97 per share.

Item 4.      Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held May 8, 2009, our stockholders took the following actions:

Our stockholders elected Axel Bichara, Paul A. Bleicher, Richard D’Amore, Gary E. Haroian, Paul G. Joubert, Kenneth I. Kaitin, Dennis R. Shaughnessy, and Robert K. Weiler as directors, each to serve for a one-year term and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The directors were elected by a plurality of the votes cast at the 2009 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

Axel Bichara	39,015,364	458,800
Paul A. Bleicher	38,714,653	759,511
Richard D’Amore	38,410,052	1,064,112
Gary E. Haroian	39,068,972	405,192
Paul G. Joubert	39,068,105	406,059
Kenneth I. Kaitin	38,781,884	692,280
Dennis R. Shaughnessy	38,731,427	742,737
Robert K. Weiler	38,451,628	1,022,536

No other persons were nominated, nor received votes, for election as a director at the 2009 annual meeting.

Our stockholders approved the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes cast at the 2009 annual meeting were as follows: 39,390,625 shares voted for, 83,345 shares voted against and 194 shares abstained from voting.

At the annual meeting, our stockholders approved an amendment and restatement of the Phase Forward 2004 Stock Option and Incentive Plan. The votes cast at the 2009 annual meeting were as follows: 28,473,736 shares voted for, 8,939,391 shares voted against and 33,081 shares abstained from voting. There were 2,027,956 broker non-votes.

Item 5.      Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President and General Counsel, D. Ari Buchler, our Vice President, Corporate Development, Martin Young, and our Senior Vice President, Worldwide Sales, Stephen J. Powell, have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6.      Exhibits.

Exhibit
No.		Description
3.1		Amendment No. 1 to the Amended and Restated By-laws (Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2009)
10.1		Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2009)
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHASE FORWARD INCORPORATED

	By:	/s/ ROBERT K. WEILER
Robert K. Weiler Chief Executive Officer (Duly authorized officer)

	By:	/s/ CHRISTOPHER MENARD
Christopher A. Menard Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: August 6, 2009

EXHIBIT INDEX

Exhibit
No.		Description
3.1		Amendment No. 1 to the Amended and Restated By-laws (Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2009)
10.1		Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2009)
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.