Form 10-Q
period 2009-09-30
Phase Forward Inc
filed 2009-11-06
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, the registrant had 43,292,866 shares of common stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2009

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$131,550	$53,011
Restricted cash, current portion	500	—
Short-term investments	27,893	59,490
Accounts receivable, net of allowance of $578 and $856, respectively	39,999	60,366
Acquired future billings, current portion	1,129	516
Deferred set up costs, current portion	2,393	3,142
Prepaid commissions and royalties, current portion	4,524	5,613
Prepaid expenses and other current assets	4,773	6,429
Deferred income taxes, current portion	12,895	12,973
Securities settlement agreement	—	4,838

Total current assets	225,656	206,378

Acquired future billings, net of current portion	962	415
Property and equipment, net	36,615	43,829
Deferred set up costs, net of current portion	1,630	2,039
Prepaid commissions and royalties, net of current portion	4,277	5,786
Intangible assets, net of accumulated amortization of $3,624 and $6,157, respectively	27,586	45,118
Goodwill	39,125	59,441
Deferred income taxes, net of current portion	7,107	1,693
Restricted cash, non-current portion	962	962
Long-term investments	18,022	34,725
Securities settlement agreement	5,322	—
Other assets	626	879

Total assets	$367,890	$401,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,895	$7,047
Accrued expenses	22,686	23,969
Leasehold incentive obligation, current portion	791	791
Deferred revenues, current portion	79,918	92,469

Total current liabilities	112,290	124,276

Deferred rent, net of current portion	564	1,741
Leasehold incentive obligation, net of current portion	7,248	6,655
Deferred revenue, net of current portion	8,600	11,177
Other long-term liabilities	1,515	1,614

Total liabilities	130,217	145,463

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized: 42,986,235 and 43,329,866, respectively	430	433
Additional paid-in capital	283,676	292,849
Treasury stock, 37,000 shares at cost	(111)	(111)
Accumulated other comprehensive loss	(672)	167
Accumulated deficit	(45,650)	(37,536)
Total stockholders’ equity	237,673	255,802

Total liabilities and stockholders’ equity	$367,890	$401,265

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenues:
License	$12,974	$15,159	$38,675	$43,970
Service	30,017	37,960	83,187	110,466
Total revenues	42,991	53,119	121,862	154,436

Costs of revenues:
License (2)	838	559	2,119	1,910
Service (1), (2)	17,686	23,076	50,405	64,220
Total cost of revenues	18,524	23,635	52,524	66,130

Gross margin:
License	12,136	14,600	36,556	42,060
Service	12,331	14,884	32,782	46,246
Total gross margin	24,467	29,484	69,338	88,306

Operating expenses:
Sales and marketing (1), (2)	7,024	8,678	19,958	24,100
Research and development (1)	6,424	9,639	18,003	27,244
General and administrative (1), (2)	6,629	8,796	18,374	26,315
Total operating expenses	20,077	27,113	56,335	77,659

Income from operations	4,390	2,371	13,003	10,647

Other income:
Interest income	1,483	331	4,770	1,473
Other income	(478)	120	(229)	585
Total other income	1,005	451	4,541	2,058

Income before provision for income taxes	5,395	2,822	17,544	12,705
Provision for income taxes	1,954	1,013	6,407	4,591

Net income	$3,441	$1,809	$11,137	$8,114

Net income per share applicable to common stockholders:
Basic	$0.08	$0.04	$0.27	$0.19

Diluted	$0.08	$0.04	$0.25	$0.18

Weighted average number of common shares used in net income per share calculations:
Basic	42,194	42,853	42,020	42,637

Diluted	44,065	44,517	43,879	44,338

(1) Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$437	$317	$1,278	$1,282
Sales and marketing	393	426	1,075	1,303
Research and development	329	1,139	931	2,465
General and administrative	1,133	1,114	2,746	4,140

(2) Amounts include amortization expense of acquired intangible assets, as follows:

Costs of license revenues	$327	$208	$637	$557
Cost of service revenues	—	282	—	804
Sales and marketing	23	421	431	1,095
General and administrative	7	26	7	78

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009

Operating activities

Net income	$11,137	$8,114

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,149	12,088
Stock-based compensation expense	6,030	9,190
Loss on disposal of fixed assets	303	54
Amortization of leasehold incentive obligation	—	(593)
Provision for allowance for doubtful accounts	55	386
Deferred income taxes	5,739	2,915
Amortization of premiums or discounts on investments	(178)	(178)
Change in fair value of short-term investments	—	(1,005)
Change in fair value of securities settlement agreement	—	484
Changes in assets and liabilities:
Accounts receivable	(502)	(18,157)
Deferred costs	(1,524)	(3,453)
Prepaid expenses and other current assets	864	(1,395)
Accounts payable	3,843	(2,141)
Accrued expenses	840	(584)
Deferred revenues	17,336	11,304
Deferred rent	(386)	1,177

Net cash provided by operating activities	50,706	18,206

Investing activities

Increase (decrease) in restricted cash	(1,462)	500
Proceeds from maturities of short-term and long-term investments	50,325	39,428
Purchase of short-term and long-term investments	(45,901)	(86,545)
Purchase of property and equipment	(11,108)	(16,353)
Cash paid for acquisitions, net of cash acquired	(40,869)	(34,628)

Net cash used in investing activities	(49,015)	(97,598)

Financing activities

Proceeds from issuance of common stock	1,795	1,860
Withholding taxes in connection with vesting of restricted stock awards	(1,247)	(1,854)

Net cash provided by (used in) financing activities	548	6

Effect of exchange rate changes on cash and cash equivalents	(1,239)	847

Net increase (decrease) in cash and cash equivalents	1,000	(78,539)
Cash and cash equivalents at beginning of period	133,401	131,550

Cash and cash equivalents at end of period	134,401	53,011
Short-term and long-term investments at end of period	43,719	94,215
Total cash, cash equivalents and short-term and long-term investments at end of period	$178,120	$147,226

Supplemental disclosure of non-cash investing activities
Purchase of leasehold improvements directly paid by lessor of new facility	$6,125	$—

Supplemental disclosure of cash flows related to acquisitions of businesses (Note 5)

Cash paid for acquisition of Clarix LLC
Fair value of assets acquired	$4,420	$—
Liabilities assumed	(3,030)	—
Acquired intangible assets	22,110	—
Cost in excess of net assets acquired	17,804	—
Cash paid	41,304
Less cash acquired	(435)	—
Cash paid for Clarix LLC, net of cash acquired	40,869	—

Cash paid for acquisition of Waban Software, Inc
Fair value of assets acquired	$—	$990
Liabilities assumed	—	(4,032)
Acquired intangible assets	—	8,905
Cost in excess of net assets acquired	—	7,797
Cash paid	—	13,660
Less cash acquired	—	(32)
Cash paid for Waban Software, Inc., net of cash acquired	$—	$13,628

Cash paid for acquisition of Maaguzi, LLC
Fair value of assets acquired	$—	$387
Liabilities assumed	—	(1,026)
Acquired intangible assets	—	5,368
Cost in excess of net assets acquired	—	6,271
Cash paid	—	11,000
Less cash acquired	—	—
Cash paid for Maaguzi, LLC, net of cash acquired	$—	$11,000

Cash paid for acquisition of Covance IVRS/IWRS
Fair value of assets acquired	$—	$1,414
Liabilities assumed	—	(2,762)
Acquired intangible assets	—	5,570
Cost in excess of net assets acquired	—	5,778
Cash paid	—	10,000
Less cash acquired	—	—
Cash paid for Covance IVRS/IWRS, net of cash acquired	$—	$10,000

Total cash paid for acquisitions of businesses, net of cash acquired	$40,869	$34,628

See accompanying notes.

Phase Forward Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2008 and 2009 and its cash flows for the nine months ended September 30, 2008 and 2009. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009.

As of September 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed except for the adoption or application of the accounting pronouncements applicable for subsequent periods as set forth in Note 19.

On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis and reporting.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The results of Waban have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition (see Note 5).

On July 27, 2009, the Company acquired Maaguzi LLC (“Maaguzi”), a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (ePRO) and late phase solution.  The results of Maaguzi have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition (see Note 5).

On August 20, 2009, the Company acquired the Interactive Voice and Web Response Services business (“Covance IVRS/IWRS”) of Covance Inc.  The results of Covance IVRS/IWRS have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition (see Note 5).

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  The Company performed this evaluation through November 6, 2009, the date on which its financial statements were issued (see Note 20).

2.      Revenue Recognition and Deferred Set Up Costs

The Company derives revenues from software licenses and services. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: InForm™, Clintrial™, Empirica™ Study, Empirica™ Trace, Empirica™ Signal, CTSD™, Waban CDR™ and Waban SCE™. Service revenues are derived principally from the Company’s delivery of the hosted solutions of its InForm, Clarix™, Empirica Signal, CTSD, Empirica Study, OutcomeLogix™ and Covance IVRS/IWRS software products, and consulting services and customer support, including training, for all of the Company’s products.

The components of revenue are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009
License	$12,974	$15,159	$38,675	$43,970
Application hosting services	23,553	30,071	63,974	86,509
Consulting services	3,488	4,495	9,703	14,056
Customer support	2,976	3,394	9,510	9,901
Total	$42,991	$53,119	$121,862	$154,436

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

The Company generally enters into software term licenses for its InForm, Clintrial, Empirica Trace, Waban CDR and Waban SCE products with its customers for 3 to 5 year periods. License agreements for other licensed products are generally for annual or multi-year terms.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

In addition to making its software products available to customers through licenses, the Company offers its InForm, Empirica Signal, CTSD and Empirica Study software solutions through a hosted application solution delivered through a standard Web-browser.  The Company’s Clarix, OutcomeLogix and Covance IVRS/IWRS solutions are exclusively hosted applications.

Revenues resulting from InForm and OutcomeLogix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Revenues resulting from Clarix and Covance IVRS/IWRS application hosting services also consist of three stages for each clinical trial: the first stage involves application set up, including design and set up for the subject randomization and medication inventory management, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial.  Services provided for the InForm, Clarix, OutcomeLogix and Covance IVRS/IWRS products for the first and third stages are provided on a fixed-fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm, Clarix, OutcomeLogix and Covance IVRS/IWRS hosting services ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Bundled into this revenue element are revenues attributable to the software license used by the customer.

Revenues resulting from hosting services for the Empirica Signal, CTSD and Empirica Study products consist of installation and server configuration, application hosting and related support services.  Services for this offering are generally charged a monthly fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, the Company has not experienced any material losses on uncompleted application hosting or consulting contracts.

One customer, GlaxoSmithKline, accounted for approximately 12% of the Company’s total revenues in the three months ended September 30, 2008 and 12% of the Company’s total revenues in the nine months ended September 30, 2008. The same customer accounted for $863 or 2% of accounts receivable outstanding as of December 31, 2008.  In the three and nine months ended September 30, 2009, no customer accounted for 10% or more of the Company’s total revenues for the period.

The Company deferred $1,318 and $1,355 of set up costs and amortized $858 and $885 of set up costs in the three months ended September 30, 2008 and 2009, respectively, and deferred $3,597 and $3,945 of set up costs and amortized $2,541 and $2,787 of set up costs in the nine months ended September 30, 2008 and 2009, respectively.  The amortization of deferred set up costs is a component of cost of service revenues.

The Company may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on either a time-and-materials basis or using the proportional performance method. If the Company is not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

The Company included $304 and $191 of out-of-pocket expenses in service revenues and cost of service revenues in the three months ended September 30, 2008 and 2009, respectively, and included $647 and $569 of out-of-pocket expenses in service revenues and cost of service revenues in the nine months ended September 30, 2008 and 2009, respectively.

Internal Use Software and Website Development Costs

The Company capitalizes qualifying computer software costs which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. The Company capitalized $141 and $555 during the three months ended September 30, 2008 and 2009, respectively, and $337 and $933 during the nine months ended September 30, 2008 and 2009 respectively, related to Company-wide financial systems, which became operational in September 2009, and outside software development costs associated with the Company’s hosting operation, which became operational in March 2009.  Capitalized amounts are classified as “Property and Equipment, net” in the accompanying unaudited condensed consolidated financial statements.  The Company-wide financial system is being amortized over five years while the outside software development costs associated with the Company’s hosting operation is being amortized over three years.  Amortization expense was $17 and $48 during the three months ended September 30, 2008 and 2009, respectively, and $65 and $86 during the nine months ended September 30, 2008 and 2009, respectively.

Computer Software Development Costs and Research and Development Expenses

The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has evaluated the establishment of technological feasibility of its products and concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development expense in the period incurred.

3.      Prepaid Sales Commissions and Royalties

For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and software license royalties paid to third parties, and amortizes these expenses over the period in which the related revenues are recognized.

Commission payments are nonrefundable unless the sales representatives do not achieve their specific quota, amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $1,930 and $3,157 of commissions and amortized to sales and marketing expense $2,358 and $2,231 in the three months ended September 30, 2008 and 2009, respectively, and deferred $6,301 and $8,264 of commissions and amortized to sales and marketing expense $6,167 and $5,940 in the nine months ended September 30, 2008 and 2009, respectively.

The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $605 and $564 of royalties and amortized to cost of revenues $672 and $537 in the three months ended September 30, 2008 and 2009, respectively, and deferred $2,174 and $2,291 of royalties and amortized to cost of revenues $2,012 and $2,017 in the nine months ended September 30, 2008 and 2009, respectively.

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

5.      Acquisitions

Covance IVRS/IWRS

On August 20, 2009, the Company acquired the Interactive Voice and Web Response Services business of Covance Inc.  The aggregate purchase price was $10,000 in cash, of which $5,778 has been recorded as goodwill.  The acquisition of Covance IVRS/IWRS has been accounted for as a purchase, and accordingly, all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

Preliminary Allocations of Assets and Liabilities.  For the purposes of the unaudited condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Covance IVRS/IWRS to the net tangible assets and intangible assets, goodwill and deferred revenue. However, the Company is in the process of completing its valuations of certain intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The final allocations of the purchase price to intangible assets, goodwill and deferred revenue may differ materially from the information presented in these unaudited condensed consolidated financial statements. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimated Fair Values as of September 30, 2009
Current Assets	$1,414
Intangible assets	5,570
Goodwill	5,778
Current liabilities	(2,762)
Net assets acquired	$10,000

Based on preliminary allocations, $5,570 of the intangible assets acquired from Covance IVRS/IWRS relate to customer relationships which will be amortized over a period of 15 years.  The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches.  If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs.  The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Covance IVRS/IWRS Financial Information.  The results of operations of Covance IVRS/IWRS have been included in the unaudited condensed consolidated financial statements since the acquisition date. Covance IVRS/IWRS had $1,113 in revenues in the period from the acquisition date (August 20, 2009) to September 30, 2009, and Covance IVRS/IWRS’s net operating loss in the period from the acquisition date to September 30, 2009 was immaterial to the Company’s unaudited condensed consolidated financial results.

Maaguzi, LLC

On July 27, 2009, the Company acquired Maaguzi LLC (“Maaguzi”), a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (ePRO) and late phase solution.  The aggregate purchase price was $11,000 in cash, of which $6,271 has been recorded as goodwill.  The acquisition of Maaguzi extends the Company’s integrated clinical research suite and marks the Company’s entry into the ePRO and observational studies markets.  The acquisition of Maaguzi has been accounted for as a purchase, and accordingly, all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.

Preliminary Allocations of Assets and Liabilities.  For the purposes of the unaudited condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Maaguzi to the net tangible assets and intangible assets, goodwill and deferred revenue. However, the Company is in the process of completing its valuations of certain intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The final allocations of the purchase price to intangible assets, goodwill and deferred revenue may differ materially from the information presented in these unaudited condensed consolidated financial statements. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimated Fair Values as of September 30, 2009
Current Assets	$190
Property, plant and equipment	197
Intangible assets	5,368
Goodwill	6,271
Current liabilities	(339)
Deferred revenues	(687)
Net assets acquired	$11,000

Based on preliminary allocations, $1,229, $2,002, $2,087 and $50 of the intangible assets acquired from Maaguzi relate to developed technology, customer relationships, in-process research and development, and tradenames, respectively.  The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches.  Developed technology, customer relationships and tradenames will be amortized over a period of 8 years, 20 years and 1 year, respectively.  If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Maaguzi Financial Information.  The results of operations of Maaguzi have been included in the unaudited condensed consolidated financial statements since the acquisition date. Maaguzi had $344 in revenues in the period from the acquisition date (July 27, 2009) to September 30, 2009, and Maaguzi’s net operating loss in the period from the acquisition date to September 30, 2009 was immaterial to the Company’s unaudited condensed consolidated financial results.

Waban Software, Inc.

On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis and reporting.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $13,764 in cash, of which $7,797 has been recorded as goodwill.  The Company acquired the technology of Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban has been accounted for as a purchase, and accordingly, all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Purchase Price.  The $13,764 purchase price for Waban is based on the acquisition-date fair value of the consideration transferred, which was calculated based on the initial cash paid following post-acquisition working capital adjustments. The purchase price excludes transaction fees which the Company paid on Waban’s behalf on the acquisition date. Working capital adjustments have been classified as “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheet for the period ended September 30, 2009. The acquisition-date fair value of the consideration consisted of the following:

Preliminary Estimated
Fair Values as of
September 30, 2009
Cash paid	$13,660
Accrued working capital adjustment	104
Total purchase price	$13,764

Preliminary Allocations of Assets and Liabilities.  For the purposes of the condensed unaudited consolidated balance sheets, the Company has made preliminary allocations of the purchase price for Waban to the net tangible assets and intangible assets, goodwill, deferred income taxes and deferred revenue. However, the Company is in the process of completing its valuations of certain intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The final allocations of the purchase price to intangible assets, goodwill, deferred income taxes and deferred revenue may differ materially from the information presented in these unaudited condensed consolidated financial statements. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimated Fair Values as of September 30, 2009
Current Assets	$825
Property, plant and equipment	135
Other assets	30
Intangible assets	8,905
Goodwill	7,797
Current liabilities	(479)
Deferred Income Taxes	(2,421)
Deferred revenues	(1,028)
Net assets acquired	$13,764

Based on preliminary allocations, $4,758, $3,174 and $973 of the intangible assets acquired from Waban relate to developed technology, customer relationships and tradenames, respectively.  The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches.  Developed technology, customer relationships and tradenames will be amortized over a period of 15 years, 15 years and 8 years, respectively.  If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Waban.

Waban Financial Information.  The results of operations of Waban have been included in the unaudited condensed consolidated financial statements since the acquisition date. Waban had $605 in revenues in the period from the acquisition date (April 22, 2009) to September 30, 2009, and Waban’s net operating loss in the period from the acquisition date to September 30, 2009 was immaterial to the Company’s unaudited condensed consolidated financial results.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income	$3,441	$1,809	$11,137	$8,114

Denominator:
Weighted-average common shares outstanding	42,823,272	43,235,883	42,780,615	43,139,958
Less weighted-average unvested restricted common stock awards outstanding	(629,650)	(383,016)	(760,272)	(503,099)
Basic weighted-average common shares outstanding	42,193,622	42,852,867	42,020,343	42,636,859
Dilutive effect of common stock options	1,334,814	1,027,927	1,314,622	1,064,590
Dilutive effect of unvested restricted common stock awards and units	536,779	636,107	544,115	636,747
Diluted weighted-average common shares outstanding	44,065,215	44,516,901	43,879,080	44,338,196

Net income per share applicable to common stockholders:
Basic	$0.08	$0.04	$0.27	$0.19

Diluted	$0.08	$0.04	$0.25	$0.18

Diluted weighted average common shares outstanding do not include options, awards and units outstanding to purchase 13,252 and 432,835 common equivalent shares for the three months ended September 30, 2008 and 2009, respectively, and do not include options, awards, and units outstanding to purchase 310,299 and 162,813 common equivalent shares for the nine months ended September 30, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

7.      Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars, which is the Company’s reporting currency. The functional currency of the Company’s subsidiaries in Australia, Belgium, France, India, Japan, Romania and the United Kingdom are the local currencies of those countries. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash accounts and accounts receivable denominated in non-functional currencies.

The Company recorded foreign currency gains/(losses) of $(459) and $77 in the three months ended September 30, 2008 and 2009, respectively, and $(444) and $50 in the nine months ended September 30, 2008 and 2009, respectively.  Such gains/(losses) are included in other income in the accompanying unaudited condensed consolidated statements of income.

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity.

8.      Cash, Cash Equivalents, Short-term and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale securities or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains/(losses) excluded from earnings and reported in a separate component of stockholders’ equity and other than temporary unrealized losses included in earnings. Trading securities are reported at fair value, with unrealized gains/(losses) included in earnings. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. The Company considers investments with maturities greater than one year to be long-term investments.  All securities, with the exception of auction rate securities (“ARS”), are classified as held-to-maturity securities. The ARS are debt instruments issued by various municipalities throughout the United States.  In prior periods and up through the execution of the signed settlement agreement with UBS AG (“UBS”) in November 2008 as further discussed below, the ARS were classified as available-for-sale because it was the Company’s intent not to hold them to maturity. Upon the execution of the settlement agreement with UBS, the Company elected to make a one-time transfer of the ARS from available-for-sale securities to trading securities.  Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities have been included in earnings.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2008 and September 30, 2009 consist of the following:

	December 31, 2008
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$22,487	$22,487	$22,487
Money market funds	Demand	109,063	109,063	109,063
Total cash and cash equivalents		$131,550	$131,550	$131,550

U.S. agency notes	236 days	$2,000	$2,000	$2,000
Municipal bonds	1 day	1,000	1,000	1,000
Corporate bonds	127 days	24,893	24,884	24,893
Total short-term investments		$27,893	$27,884	$27,893

Auction rate securities	26 years	$24,050	$18,022	$18,022
Total long-term investments		$24,050	$18,022	$18,022

	September 30, 2009
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash	Demand	$22,269	$22,269	$22,269
Money market funds	Demand	30,742	30,742	30,742
Total cash and cash equivalents		$53,011	$53,011	$53,011

U.S. agency notes	126 days	$21,979	$21,982	$21,979
Corporate bonds	202 days	18,634	18,792	18,634
Auction rate securities	273 days	23,900	18,877	18,877
Total short-term investments		$64,513	$59,651	$59,490

U.S. agency notes	521 days	$15,827	$15,945	$15,827
Corporate bonds	497 days	18,898	19,116	18,898
Total long-term investments		$34,725	$35,061	$34,725

The Company has had no realized gains or losses from the sale of cash equivalents or short-term investments.

As of December 31, 2008 and September 30, 2009, the Company held ARS totaling $24,050 and $23,900, respectively, at par value, which were classified as long-term investments and short-term investments, respectively, in the accompanying unaudited condensed consolidated balance sheets, and which are recorded at fair value.  These ARS are debt instruments issued by various states throughout the United States to finance student loans.  The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency.  Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

In November 2008, the Company accepted an offer from and entered into an agreement (the “Agreement”) with UBS with respect to all of the Company’s ARS held at that time.  As a UBS client who holds ARS, the Company will receive certain rights, which will entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In accepting the Agreement, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Agreement and released UBS from any claims relating to the marketing and sale of ARS.  UBS obligations under the Agreement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Agreement.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Agreement.  If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur further losses on the carrying value of the ARS.

The Company performed a fair value calculation of these ARS as of December 31, 2008 and September 30, 2009.  Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, the Company concluded that the fair value of these ARS at December 31, 2008 was $18,022, a decline of $6,028 from par value. Since the Company’s signed Agreement with UBS indicates that the Company intends to sell the ARS to UBS affiliates before their stated maturity dates under the terms of the ARS, the decline in fair value is deemed other-than-temporary. Accordingly, the Company recorded a loss on these securities of $6,028 in the condensed consolidated statement of income for the year ended December 31, 2008 as it was deemed to be other-than-temporary.

As of September 30, 2009, the Company concluded that the fair value of these ARS increased to $18,877, and therefore, recorded the change in fair value of these securities from December 31, 2008 of $855 in the accompanying unaudited condensed consolidated statement of income for the nine months ended September 30, 2009.  During the three months ended September 30, 2009 the fair value of these ARS increased $441 and therefore, the Company recorded the change in fair value of these securities in the accompanying unaudited condensed consolidated statement of income for the three months ended September 30, 2009.  During the nine months ended September 30, 2009, $150 of the Company’s ARS were called by the respective issuers at par value.  As of September 30, 2009, it remained the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the Agreement.  Accordingly, the ARS were reclassified from long-term investments to short-term investments in the accompanying unaudited condensed consolidated balance sheets.

Fair value of the Company’s put option was determined using a discounted cash flow method, which considered the following factors: term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, the Company concluded that the fair value of the put option was $5,322 as of December 31, 2008.  Accordingly, a gain of $5,322 was recorded in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement”, in the consolidated balance sheet at December 31, 2008.  Based on the valuation performed as of September 30, 2009 the Company concluded that the fair market value of the securities settlement agreement was $4,838, resulting in a decrease in fair value of $498 and $484 in the Company’s accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, it remained the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the settlement agreement and, accordingly, the Company reclassified the fair value of the “securities settlement agreement” from long-term-assets to current assets in the accompanying unaudited condensed consolidated balance sheets.

Refer to Note 18 for further discussion on the adoption of accounting pronouncements surrounding Fair Value Measurements.

9.       Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis.  Consistent with prior years, the Company will conduct its annual impairment test of goodwill during the fourth quarter of 2009.  For the nine months ended September 30, 2009, there have been no impairment indicators that would lead the Company to write down an asset.

A rollforward of the net carrying amount of goodwill is as follows:

Amount

Balance as of December 31, 2008	$39,125

Purchase price adjustments associated with the acquisition of Clarix	470
Increase associated with the acquisition of Waban (Note 5)	7,797
Increase associated with the acquisition of Maaguzi (Note 5)	6,271
Increase associated with the acquisition of Covance IVRS/IWRS (Note 5)	5,778
Balance as of September 30, 2009	$59,441

Finite-lived intangible assets consist of the following:

		As of December 31, 2008		As of September 30, 2009
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5-15 years	$15,460	$1,743	$21,447	$3,103
Customer relationships	5-20 years	10,010	1,309	20,978	2,143
Non-compete agreements	2-3 years	610	335	610	412
Tradename (1)	1-8 years	300	157	1,323	239
In process research and development	8 years	—	—	2,087	—
Customer backlog	3 years	720	80	720	260
Total		$27,100	$3,624	$47,165	$6,157

(1)

In connection with the acquisition of Clarix LLC (“Clarix”), the Company identified certain acquired intangible assets which were determined to have an indefinite life.  The assets, which relate to the tradename of Clarix, totaled $4,110.

Amortization expense related to intangible assets for the three months ended September 30, 2008 and 2009 was $565 and $937, respectively, and $1,075 and $2,534 for the nine months ended September 30, 2008 and 2009, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2009 (nine months ended December 31, 2009)	$1,070
2010	5,253
2011	4,604
2012	4,532
2013	4,274
2014 and thereafter	21,275
Total	$41,008

10.  Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,	As of September 30,
	2008	2009
Accrued payroll and related benefits	$14,108	$15,692
Accrued royalties	1,839	1,858
Loss on foreign exchange contracts	1,059	46
Lease exit costs	527	—
Accrued other expenses	5,153	6,373

Total	$22,686	$23,969

11.    Restricted Cash

As of December 31, 2008, the Company had a $500 collateral obligation for its prior corporate headquarters facility lease, which was secured by a certificate of deposit.  The certificate of deposit was classified as “Restricted cash, current portion” in the accompanying unaudited condensed consolidated balance sheet.  In connection with the relocation of the Company’s corporate headquarters, the $500 collateral obligation was terminated and, as such, this amount is no longer classified as “Restricted cash, current portion” as of September 30, 2009.

In connection with the signing of a lease on February 13, 2008 to secure office space for the Company’s new corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord’s favor in the amount of $962, secured by a certificate of deposit.  The certificate of deposit has been classified as “Restricted cash, net of current portion” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009.  See Note 12 for further discussion regarding this lease.

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

On August 17, 2009, the Company entered into a lease (“Clarix Lease”) with KBS Five Tower Bridge, L.L.C. to secure office space for the Company’s Interactive Response Technology business operations at 300 Barr Harbor Drive, West Conshocken, Pennsylvania. The commencement date for occupancy under the Clarix Lease was September 2009.  The Clarix Lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five-year options.  The annual rent under the Clarix Lease for the first year is $1,325, or approximately $110 per month, with annual escalations in rent for each subsequent year in the amount of $22, or fifty cents per rentable square foot.  The total base rent payable in the initial term is $14,258.

On February 13, 2008, the Company entered into a lease (“Lease”) with BP Fourth Avenue, L.L.C. (the “Landlord”) to secure office space for the Company’s current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the Lease was December 2008. The lease for the Company’s previous corporate headquarters at 880 Winter Street in Waltham, Massachusetts expired in February 2009.  The Lease provides for the rental of 165,129 square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company is not required to pay any rent for the first three months of the initial Lease term.  After the initial three months, the annual rent under the Lease for years one through five is $6,600, or approximately $548 per month.  For years six through ten, the annual rent will be $7,200, or approximately $603 per month.  The total base rent payable in the initial term is $69,100.  In connection with the signing of the Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord’s favor in the amount of $962.

13.    Leasehold Incentive Obligation

In conjunction with the February 2008 lease agreement for the Company’s current headquarters, the landlord agreed to reimburse the Company for leasehold improvements totaling $8,104, which was received in 2008.  The leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as “leasehold incentive obligation” on the consolidated balance sheet.  The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy.  The leasehold improvements in property and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.  The Company amortized the leasehold incentive obligation as a reduction to rent expense of $198 and 594 in the three and nine months ended September 30, 2009, respectively.  In the three and nine months ended September 30, 2008 there were no amounts expensed relating to the amortization of the leasehold incentive obligation.

14.    Stockholders’ Equity and Stock-Based Compensation

Stock-based Compensation Expense

For stock options issued under the Company’s 2004 Stock Option and Incentive Plan (the “2004 Plan”), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period.  For restricted stock awards and units issued under the Company’s 2004 Plan, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period.  During the three months ended September 30, 2008 and 2009, the Company recorded $2,292 and $2,996 of aggregate stock-based compensation expense, respectively, and $6,030 and $9,190 in the nine months ended September 30, 2008 and 2009, respectively.  As of September 30, 2009, there was $26,546 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.35 years.

The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company’s consolidated statements of income as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009
Restricted stock units and awards	5.00%	5.25%	5.00%	5.25%
Service-based stock options	8.00%	9.00%	8.00%	9.00%
Milestone options	12.00%	12.00%	12.00%	12.00%

Common Stock

In the three and nine months ended September 30, 2009, the Company issued 54,148 and 292,427 shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $378 and $1,619, respectively.  In the three and nine months ended September 30, 2009, the Company issued zero and 18,415 shares of common stock under the 2004 Employee Stock Purchase Plan resulting in proceeds of $0 and $241, respectively.  In the three and nine months ended September 30, 2009, the Company released 34,052 and 374,585 shares of common stock, respectively, in connection with the vesting of restricted stock awards and units and retired 10,095 and 133,056 of these shares, respectively, to cover withholding taxes in the amount of $136 and $1,854, respectively.

Stock Option Activity

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of September 30, 2009, and changes during the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2008	2,187,123	$4.84	4.77
Granted	—	—
Exercised	(292,427)	5.54		$2,591
Canceled	281	6.53

Outstanding as of September 30, 2009	1,894,977	$4.73	3.94	$17,645

Exercisable as of September 30, 2009	1,815,018	$4.66	3.87	$17,027

Vested or expected to vest as of September 30, 2009 (1)	1,888,294	$4.72	3.93	$17,594

(1)

The vested or expected to vest options at September 30, 2009 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)

The aggregate intrinsic value for shares outstanding, exercisable and vested is calculated based on the positive difference between the fair value per share of the Company’s common stock on September 30, 2009 of $14.04, or the date of exercise, as applicable, and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards as of September 30, 2009 and changes during the nine months ended September 30, 2009, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2008	2,139,964	$10.85 - 23.20	$15.66
Granted	967,294	11.10 - 15.73
Vested	(374,585)	12.12 - 18.72
Forfeited	(45,687)	10.85 - 23.03
Unvested at September 30, 2009	2,686,986	$10.85 - 23.20	$15.36	2.36	$37,725

Expected to be free of restrictions (1)	2,195,589	$10.85 - 23.20	$15.36	2.35	$30,826

(1)	The expected to be free of restrictions at September 30, 2009 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)	The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on September 30, 2009 of $14.04.

15.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized losses on its ARS that were classified as available-for-sale in 2008.  For the three and nine months ended 2009 there were no unrealized gains or losses on ARS as the Company elected to make a one-time transfer of the ARS from available-for-sale to trading securities for the fiscal period ended December 31, 2008.  Accumulated other comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009
Net income	$3,441	$1,809	$11,137	$8,114
Cumulative Translation adjustment	(1,138)	245	(621)	839
Impairment of auction rate securities, net of tax (Note 8)	14	—	(782)	—
Comprehensive income	$2,317	$2,054	$9,734	$8,953

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2008 and September 30, 2009:

		As of December 31, 2008		As of September 30, 2009
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Buy	1,200	$1,765	—	$—
British pound	Sale	—	—	1,800	2,873
Euro	Sale	7,500	10,454	2,000	2,924
Japanese yen	Sale	45,000	477	—	—

			$12,696		$5,797

The forward foreign exchange contracts are short-term and generally mature within one month of origination.

Realized and unrealized foreign currency gains and losses, net of hedging, are accounted for in other income.  The Company recorded foreign currency gains/(losses) of $(459) and $77 in the three months ended September 30, 2008 and 2009.  The Company recorded foreign currency gains/(losses) of $(444) and $50 in the nine months ended September 30, 2008 and September 30, 2009, respectively.  The Company settles forward foreign exchange contracts in cash.

17.          Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2008 and 2009 was 36%. For the nine months ended September 30, 2008 and 2009, the Company’s effective tax rates were 37% and 36%, respectively.  In the three months ended September 30, 2008 and 2009, the Company’s effective tax rate was lower than its statutory rate of 37% primarily due to the tax benefits related to the sale of incentive stock options within the period.  In the nine months ended September 30, 2009, the Company’s effective tax rate was lower than its statutory rate of 37% primarily due to the release of a portion of its unrecognized tax benefits as a result of the closing of a statute of limitation in a foreign tax jurisdiction.

As of September 30, 2009, the Company had a liability of $1,524 for net unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of September 30, 2009, the Company had approximately $51 and $40, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $291 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,524 and accrued interest and penalties of $91 are classified as other long-term liabilities on the unaudited condensed consolidated balance sheet.

18.     Fair Value Measurements

Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The following table sets forth the Company’s financial instruments carried at fair value and using the lowest level of input as of September 30, 2009:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:

Money market funds	$30,742	$—	$—	$30,742
Restricted cash	962	—	—	962
Total cash equivalents and restricted cash	$31,704	$—	$—	$31,704

U.S. agency notes	$—	$21,979	$—	$21,979
Corporate bonds	—	18,634	—	18,634
Securities settlement agreement (1)	—	—	4,838	4,838
Auction rate securities (1)	—	—	18,877	18,877
Total short-term investments	$—	$40,613	$23,715	$64,328

U.S. agency notes	$—	$15,827	$—	$15,827
Corporate bonds	—	18,898	—	18,898
Total Long-term investments	$—	$34,725	$—	$34,725

Total Assets	$31,704	$75,338	$23,715	$130,757

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

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2009:

Level 3 Financial
Assets
Balance, beginning of period	$23,344
Transfers in (out) of Level 3	—
Sales	(150)
Realized gains/(losses)	—
Unrealized gains/(losses) on securities held at period end	521
Balance, end of period	$23,715

Realized gains and losses from sales of the Company’s investments are included in “Other income” and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2008, except for the put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 8.

19.       Recently Issued Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) (subsequently this standard has been codified under FASB ASC Topic 805), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This method replaces the cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The revised authoritative guidance will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The revised authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year.  Earlier adoption is prohibited.  The adoption of this revised authoritative guidance has and is expected to have a significant impact on the Company’s accounting for prior and future acquisitions.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805).  The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008.  To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses acquired.  However, it may have a material impact on how we account for future acquisitions.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, (subsequently these standards have been codified under FASB ASC Topic 825) which provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments (subsequently these standards have been codified under FASB ASC Topic 320), which amends the other-than-temporary impairment guidance for debt and equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4, (subsequently these standards have been codified under FASB ASC Topic 820), which provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides further assistance in estimating fair value. The guidance is effective in reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP: authoritative and nonauthoritative accounting literature. Effective September 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter of 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company is currently evaluating the effect that adoption of this update will have, if any, on the Company’s financial position or results of operation.

20.       Subsequent Event

Common Stock Repurchase (Non-recognized subsequent event)

On November 3, 2009, the Company’s board of directors authorized the repurchase of up to $40,000 of its common stock, par value $0.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s cash and investment balances. While the Company’s board of directors has approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased will be determined at the Company management’s discretion, and will depend upon on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is currently scheduled to terminate on November 9, 2010.

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

Covance IVRS/IWRS

On August 20, 2009, we acquired the Interactive Voice and Web Response Services IVRS/IWRS business (“Covance”) of Covance Inc.   The aggregate purchase price was $10.0 million in cash.  The acquisition will be accounted for as a purchase with all of the assets acquired and liabilities assumed in the transaction recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.  Accordingly, the results of the acquired Covance IVRS/IWRS business have been included in our consolidated financial statements since the date of acquisition.

Maaguzi

On July 27, 2009, we acquired Maaguzi LLC (“Maaguzi”), a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (ePRO) and late phase solution.  The aggregate purchase price was $11.0 million in cash.  The acquisition of Maaguzi extends our integrated clinical research suite and marks our entry into the ePRO and observational studies markets.  The acquisition of Maaguzi will be accounted for as a purchase with all of the assets acquired and liabilities assumed in the transaction recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.  Accordingly, the results of Maaguzi have been included in our consolidated financial statements since the date of acquisition.

Waban

On April 22, 2009, we acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a provider of platform solutions for the automation and compliance of clinical data analysis.  Waban’s Statistical Computing Environment and Clinical Data Repository (SCE/CDR) solutions provide automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data.  The aggregate purchase price was $13.8 million in cash.  We acquired the technology of Waban to allow us to penetrate the market for statistical computing and clinical data repository solutions.  The acquisition of Waban has been accounted for as a purchase with all of the assets acquired and liabilities assumed in the transaction recognized at their acquisition-date fair values, while transaction costs associated with the transaction are expensed as incurred.  Accordingly, the results of Waban have been included in our consolidated financial statements since the date of acquisition.

Subsequent Event

On November 3, 2009, our board of directors authorized the repurchase of up to $40.0 million of our common stock, par value $0.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from our cash and investment balances. While our board of directors has approved the share purchase guidelines, the timing of the repurchase and the exact number of shares of common stock to be purchased will be determined at our management’s discretion, and will depend upon on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is currently scheduled to terminate on November 9, 2010.

Sources of Revenues

We derive our revenues from software licenses and services.  Our product line is comprised of four general categories that include the following software products:

• Electronic Data Capture (EDC)

•        InForm, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials;

•        LabPas, our system for Phase I clinic automation; and

•        OutcomeLogix, our ePRO and late phase solution for data capture which supports data entry via web interface and/or mobile interface for handheld devices.

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

• Interactive Response Technology (IRT)

•        Clarix, our Web-integrated interactive response technology; and

•        Covance IVRS/IWRS, our phone-integrated interactive response technology.

• Clinical Data Analysis Systems

•        Waban CDR, our controlled clinical data repository product for storing and managing clinical trials data (both data and metadata); and

•        Waban SCE, our metadata-driven controlled clinical data repository product for automation and tracking of routine and repetitious statistical programming and analysis.

License revenues are derived principally from the sale of term licenses for our software products other than Clarix, OutcomeLogix and Covance IVRS/IWRS, which are presently available only on a hosted application basis.  Service revenues are derived principally from our delivery of the hosted solution of our InForm, Clarix, Empirica Signal, CTSD, Empirica Study, OutcomeLogix and Covance IVRS/IWRS software products, and consulting services and customer support, including training, for all of our products. We generally recognize revenues ratably over the life of a license or service contract.

One customer, GlaxoSmithKline, accounted for approximately 12% of our total revenues in the three months ended September 30, 2008 and 12% of our total revenues in the nine months ended September 30, 2008. The same customer accounted for $863 or 2% of accounts receivable outstanding as of December 31, 2008.  In the three and nine months ended September 30, 2009, no customer accounted for 10% or more of our total revenues for the period.  Our top 20 customers accounted for approximately 62% and 60% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended September 30, 2008 and 2009, respectively, and 63% and 61% of our total revenues, net of reimbursable out-of-pocket expenses, in the nine months ended September 30, 2008 and 2009, respectively.

License Revenues

We derive our license revenues principally from the sale of term licenses for the following software products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial and Empirica Study, our clinical data management solutions; our drug safety solutions, including our Empirica Trace, Empirica Signal and CTSD products; our LabPas Phase I clinic automation solution; and our Waban CDR and Waban SCE products for clinical data analysis.  Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and analysis, and drug safety products.

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

Service Revenues

Application Hosting Services.  In addition to making our software products other than Clarix, OutcomeLogix and Covance IVRS/IWRS available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and Empirica Study software as hosted application solutions delivered through a standard Web-browser, with customer support and training services.  Our Clarix, OutcomeLogix and Covance IVRS/IWRS solutions are presently available only on a hosted application basis.  Service revenues from application hosting services are derived principally from our InForm hosted solution.

Revenues resulting from the InForm and OutcomeLogix hosting service consist of three stages for each clinical trial:

•                      First stage—trial and application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•                      Second stage—application hosting and related support services; and

•                      Third stage—services required to close out, or lock, the database for the clinical trial.

Revenues resulting from the Clarix and Covance IVRS/IWRS hosting service also consist of three stages for each clinical trial:

•                      First stage—trial and application set up, including design and set up of the subject randomization and medication inventory management, installation and server configuration of the system;

•                      Second stage—application hosting and related support services; and

•                      Third stage—services required to close out, or lock, the clinical trial.

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

Consulting Services.  Consulting services include the design and documentation of the processes related to our customers’ use of our products and services in their clinical trials and safety monitoring activities. Consulting services also include project planning and management services, guidance on best practices in using our software products, data management and configuration services for data mining and reporting, as well as implementation services consisting of application architecture design, systems integration, installation and validation.  Consulting services can be sold on a stand-alone basis or as part of a bundled arrangement.  In some circumstances, we sell additional follow on consulting services to a customer at a later date even if the customer purchased consulting services at the time of the initial license purchase under a bundled arrangement.  Revenues from consulting services included in either a multiple element software license agreement or in an application hosting agreement are recognized ratably over the term of the arrangement. The value of our consulting services sold within a bundled arrangement is equal to the value of consulting services sold on a stand-alone basis, as the activities performed under both types of arrangements are similar in nature.  The associated costs are expensed as incurred.  We may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on either a time-and-materials basis or using the proportional performance method. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

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

Costs of Revenues.  Costs of license revenues consist primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition, costs of revenues include expense for the amortization of acquired technologies associated with the acquisitions of Lincoln Technology, Inc. (“Lincoln”) in 2005, Green Mountain Logic, Inc. (“Green Mountain”) in 2007, Clarix in 2008 and Waban and Maaguzi in 2009.  The costs of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services. Costs for these services consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Costs of services also include hosting costs that primarily consist of hosting facility fees and server depreciation and amortization of acquired technologies associated with the acquisition of Clarix and Maaguzi.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising, allocated overhead and the amortization of commissions. In addition, sales and marketing include expense for the amortization of acquired technologies associated with the acquisition of Lincoln, Green Mountain, Clarix, Waban, Maaguzi and Covance IVRS/IWRS.  We expect that sales and marketing expenses will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available, but may fluctuate quarter over quarter due to the timing of marketing programs.

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

Stock-Based Compensation Expenses. Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is based on the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award or unit service periods. During the three months ended September 30, 2008 and 2009, we recorded $2.3 million and $3.0 million of stock-based compensation expense, respectively.  During the nine months ended September 30, 2008 and 2009, we recorded $6.0 million and $9.2 million of stock-based compensation expense, respectively.

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In the three months ended September 30, 2008 and 2009, approximately 43% and 39%, respectively, of our revenues were generated in locations outside the United States.  In the nine months ended September 30, 2008 and 2009, approximately 45% and 39%, respectively, of our revenues were generated in locations outside the United States.

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

We believe that of our significant accounting policies, which are described in Note 1 and Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, the following condensed accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We generally enter into software term licenses for our InForm, Clintrial, Empirica Trace Waban CDR and Waban SCE products with our customers for 3- to 5-year periods. License agreements for our Empirica Signal, CTSD and Empirica Study products are generally annual or multi-year terms.  We do not license our Clarix, OutcomeLogix and Covance IVRS/IWRS products, which are presently offered only on a hosted application basis.  These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

In addition to making our software products other than Clarix, OutcomeLogix and Covance IVRS/IWRS available to customers through licenses, we offer our InForm, Empirica Signal, CTSD and Empirica Study software solutions as a hosted application solution delivered through a standard Web-browser.  Our Clarix, OutcomeLogix and Covance IVRS/IWRS solutions are presently available only on a hosted application basis.

Revenues resulting from InForm and OutcomeLogix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Revenues resulting from Clarix and Covance IVRS/IWRS application hosting services also consist of three stages for each clinical trial: the first stage involves application set up, including design and set up for the subject randomization and medication inventory management, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial.  Services provided InForm, Clarix, OutcomeLogix and Covance IVRS/IWRS for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the InForm, Clarix, OutcomeLogix and Covance IVRS/IWRS hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

Revenues resulting from hosting services for our Empirica Signal, CTSD and Empirica Study products consist of installation and server configuration, application hosting and related support services.  Services for these offerings are charged monthly as a fixed fee.  Revenues are recognized ratably over the period of the service.

In the event that an application hosting customer cancels its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed.  In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

We deferred $1.3 million and $1.4 million of set up costs and amortized $0.9 million and $0.9 million in the three months ended September 30, 2008 and 2009, respectively, and deferred $3.6 million and $4.0 million of set up costs and amortized $2.5 million and $2.8 million in the nine months ended September 30, 2008 and 2009, respectively.  The amortization of deferred set up costs is a component of cost of services.

We may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on either a time-and-materials basis or using the proportional performance method. If we are not able to produce reasonably dependable estimates, revenue is recognized upon completion of the project and final acceptance from the customer. If significant uncertainties exist about project completion or receipt of payment, the revenue is deferred until the uncertainty is resolved. Provisions for estimated losses on contracts are recorded during the period in which they are identified.

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

During the three months ended September 30, 2008 and 2009, we deferred $1.9 million and $3.1 million, respectively, of commissions and amortized $2.4 million and $2.2 million, respectively, to sales and marketing expense.  During the nine months ended September 30, 2008 and 2009, we deferred $6.3 million and $8.2 million, respectively, of commissions and amortized $6.2 million and $5.9 million, respectively, to sales and marketing expense.  Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled. During the three months ended September 30, 2008 and 2009, we deferred $0.6 million and $0.6 million, respectively, of royalty expenditures and amortized $0.7 million and $0.5 million, respectively, to cost of license and service revenues.  During the nine months ended September 30, 2008 and 2009, we deferred $2.2 million and $2.3 million, respectively, of royalty expenditures and amortized $2.0 million and $2.0 million, respectively, to cost of license and service revenues.

Accounts Receivable Reserve.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Our accounts receivable reserves were $0.6 million and $0.9 million as of December 31, 2008 and September 30, 2009, respectively.

Accounting for Income Taxes.  We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes.  We account for income taxes using the asset and liability method for accounting and reporting for income taxes.  Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires that we project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, we have considered our recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.

Accounting for Stock-Based Awards.  On January 1, 2006, we started to recognize expense related to the fair value of stock-based compensation awards. For service-based options, we recognize compensation expense on a straight-line basis over the requisite service period of the award.  For performance-based options, we recognize expense over the estimated performance period. In addition the benefits of tax deductions in excess of recognized stock-based compensation is reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing our net operating cash flows and increasing our net financing cash flows in certain periods.  To date, we have not recorded these benefits as they have not been realized.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

During the three months ending September 30, 2008 and 2009, we recorded $2.3 million and $3.0 million of aggregate stock-based compensation expense, respectively.  During the nine months ending September 30, 2008 and 2009, we recorded $6.0 million and $9.2 million of aggregate stock-based compensation expense, respectively.  For the three months ending September 30, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.03 and $0.04, respectively, and diluted earnings per share by $0.03 and $0.04, respectively.  For the nine months ending September 30, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.09 and $0.14, respectively, and diluted earnings per share by $0.09 and $0.13, respectively.  As of September 30, 2009, we had $26.5 million of unrecognized stock-based compensation expense related to options and awards that we expect to recognize over a weighted average period of 2.35 years.

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

Overview of Results of Operations in the Three Months Ended September 30, 2008 and 2009

Total revenues increased by 24%, or $10.1 million, in the three months ended September 30, 2009 compared to the same period in 2008, primarily due to an increase in service revenues of $7.9 million, or 26%.  In addition, license revenues increased by $2.2 million, or 17%.

Our gross margin increased by 21%, or $5.0 million, in the three months ended September 30, 2009 compared to the same period in 2008, primarily due to the increases in both service revenues and license revenues.

Operating income for the three months ended September 30, 2009 of $2.4 million decreased 46%, or $2.0 million, compared to the same period in 2008.  The operating income for the three months ended September 30, 2008 and 2009 included $2.3 million and $3.0 million of stock-based compensation expense and $0.6 million and $0.9 million of amortization expense, respectively.

The results for the three months ended September 30, 2009 when compared to the same period in 2008 were impacted by foreign exchange rate fluctuations, resulting in decreases in revenue of $1.2 million, or 3%, and decreases in expense of $1.1 million, or 3%.

As of September 30, 2009, we had $112.5 million of unrestricted cash, cash equivalents and short-term investments, a decrease of $46.9 million from $159.4 million at December 31, 2008.  This decrease was primarily related to our acquisitions of Waban, Maaguzi and Covance IVRS/IWRS for $34.6 million.  As of September 30, 2009, we had $34.7 million of long-term investments, an increase of $16.7 million from $18.0 million at December 31, 2008.  As of September 30, 2009, we had no outstanding debt.

Revenues

	Three Months Ended September 30,
	2008		2009		Change
Revenues by Product Line (in thousands) (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Electronic data capture	$32,819	76%	$38,563	73%	$5,744	18%
Clinical data management	5,827	14	5,611	10	(216)	(4)
Safety	4,007	9	5,378	10	1,371	34
Interactive Response Technology	338	1	3,567	7	3,229	955
Total	$42,991	100%	$53,119	100%	$10,128	24%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to increases in application hosting services and license revenues of $2.8 million and $1.6 million, respectively, and to a lesser extent, the introduction of our OutcomeLogix product offering following the acquisition of Maaguzi in July 2009.  The decrease in clinical data management revenues is primarily due to a $0.3 million decrease in professional services revenues.  The increase in safety was due to increases in consulting revenues, license revenues and application hosting services revenues of $0.6 million, $0.5 million and $0.2 million, respectively.  The increase in interactive response technology revenues is primarily related to the 2009 period including a full quarter of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only includes one month of revenue related to that acquisition.  To a lesser extent the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.

	Three Months Ended September 30,
	2008		2009		Change
Revenues by Type (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

License	$12,974	30%	$15,159	29%	$2,185	17%
Application hosting services	23,553	55	30,071	57	6,518	28
Consulting services	3,488	8	4,495	8	1,007	29
Customer support	2,976	7	3,394	6	418	14
Total	$42,991	100%	$53,119	100%	$10,128	24%

Total revenues increased in the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the three months ended September 30, 2009 was partially due to an approximately 16% increase in production trials under management from approximately 870 as of September 30, 2008 to approximately 1,012 as of September 30, 2009, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials relates to customers who purchase all trial-related services from us, customers who license Inform and build their own studies and an increase in the average fee per trial.  Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisitions of Clarix, Maaguzi and Covance IVRS/IWRS.  In particular, Clarix production trials increased approximately 77% from 64 as of September 30, 2008 to approximately 113 as of September 30, 2009.  The increase in license revenues was primarily the result of additional InForm revenue from new and existing customers and, to a lesser extent, growth in sales relating to our safety products.  The increase in consulting revenues was primarily attributable to an increase in consulting revenue related to safety and electronic data capture, primarily InForm, revenue which was related to both new and existing customers, partially offset by a decrease in consulting revenue related to clinical data management revenue.  The increase in customer support revenues in the three months ended September 30, 2009 was due primarily to an increase in support revenues related to electronic data capture, primarily InForm, partially offset by a decrease in customer support revenue related to clinical data management revenue.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Three Months Ended September 30,
	2008		2009		Change
Revenues by Geography (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

North America	$24,303	57%	$32,404	61%	$8,101	33%

United Kingdom	12,893	30	14,982	28	2,089	16
France	3,586	8	3,672	7	86	2
Asia Pacific	2,209	5	2,061	4	(148)	(7)
International subtotal	18,688	43	20,715	39	2,027	11
Total	$42,991	100%	$53,119	100%	$10,128	24%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues, as well as increases in safety revenues and the introduction of our new interactive response technology revenue following the acquisitions of Clarix and Covance IVRS/IWRS. The increase in U.S. revenues is primarily due to an increase in electronic data capture revenues of $3.9 million, as well as an increase in interactive response technology revenues of $3.2 million.  The increase in interactive response technology revenues is primarily a result of the 2009 period including a full quarter of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only included one month of revenue related to that acquisition.  To a lesser extent the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.    Increases in U.S. revenue were also due to an increase in safety revenues of $0.9 million. The increase in international revenues is primarily the result of electronic data capture revenues and safety revenue of $1.9 million and $0.5 million, respectively.  These increases were slightly offset by a decrease in clinical data management revenue of $0.3 million.

Cost of Revenues

	Three Months Ended September 30,
	2008		2009		Change
Costs of Revenues (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$838	6%	$559	4%	$(279)	(33)%
Services	17,686	59	23,076	61	5,390	30
Total	$18,524	43%	$23,635	44%	$5,111	28%

The cost of license revenues decreased in the three months ended September 30, 2009 primarily due to a less than $0.1 million decrease in the cost of royalties associated with our InForm software product and in amortization of intangible assets.  The increase in cost of services in the three months ended September 30, 2009 was primarily due to increases in employee-related expense of $2.2 million related to a headcount increase of 136 people, and increases in facilities expense and contractor expense of $1.4 million and $0.7 million, respectively.

Gross Margin

	Three Months Ended September 30,
	2008		2009		Change
Gross Margin (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$12,136	94%	$14,600	96%	$2,464	20%
Services	12,331	41	14,884	39	2,553	21
Total	$24,467	57%	$29,484	56%	$5,017	21%

The license gross margin percentage increased slightly in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to increased license sales in products that do not carry an associated royalty expense.  The services gross margin percentage decreased slightly during 2009 due to higher services expenses as a percentage of related revenues, as well as the inclusion of our OutcomeLogix product from the acquisition of Maaguzi in July 2009 and the acquisition of Covance IVRS/IWRS in August 2009.  The overall gross margin percentage decreased in three months ended September 30, 2009 due to the lower services gross margin percentage.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended September 30,
	2008		2009		Change
Operating Expenses (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Sales and marketing	$7,024	16%	$8,678	16%	$1,654	24%
Research and development	6,424	15	9,639	18	3,215	50
General and administrative	6,629	16	8,796	17	2,167	33
Total	$20,077	47%	$27,113	51%	$7,036	35%

Sales and Marketing.    Sales and marketing expenses increased in the three months ended September 30, 2009 primarily due to increases in employee-related expense of $1.0 million related to a headcount increase of 25 people, as well as increases in facilities expense of $0.3 million.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available.  We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the three months ended September 30, 2009 primarily due to employee-related expenses of $2.0 million related to a headcount increase of 58 people.  We also had expense increases related to facilities expense and stock-based compensation of $0.8 million and $0.8 million, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the three months ended September 30, 2009 primarily due to increases related to facilities expense of $1.8 million as well as increases in employee-related expenses of $0.9 million related to a headcount increase of 35 people. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Three Months Ended September 30,
	2008		2009		Change
Other income (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Interest income	$1,483	3%	$331	1%	$(1,152)	(78)%
Other, net	(478)	1	120	—	598	(125)
Total other income	$1,005	2%	$451	1%	$(554)	(55)%

The decrease in interest income in the three months ended September 30, 2009 was primarily due to the net decrease in cash and cash equivalents and short and long term investments as well as a decline in interest rates.  The increase in other, net in the three months ended September 30, 2009 was primarily due to increases in the fair value associated with our auction rate securities, partially offset by decrease in the change in fair value of our securities settlement agreement with UBS.

Provision for Income Taxes

	Three Months Ended September 30,
	2008		2009		Change
Provision for income taxes (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Provision for income taxes	$1,954	5%	$1,013	2%	$(941)	(48)%

Our effective tax rate for the three months ended September 30, 2008 and 2009 was 36%.  In the three months ended September 30, 2008 and 2009, our effective tax rate was lower than our statutory rate of 37% primarily due to the tax benefits related to the sale of incentive stock options within the period.

Overview of Results of Operations in the Nine months Ended September 30, 2008 and 2009

Total revenues increased by 27%, or $32.6 million, in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in service revenues of 33%, or $27.3 million.  Additionally, license revenues increased by 14%, or $5.3 million, in the nine months ended September 30, 2009 compared to the same period in 2008.

Our gross margin increased by 27%, or $19.0 million, in the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the increase in services revenues.

Operating income in the nine months ended September 30, 2009 of $10.6 million decreased 18%, or $2.4 million, compared to the same period in 2008.  The operating income in the nine months ended September 30, 2008 and 2009 included $6.0 million and $9.2 million of stock-based compensation expense and $1.1 million and $2.5 million of amortization expense, respectively.

The results for the nine months ended September 30, 2009 were impacted by foreign exchange rate fluctuations, resulting in decreases in revenue of $3.1 million, or 3%, and decreases in expenses of $5.3 million, or 5%.

Revenues

	Nine months Ended September 30,
	2008		2009		Change
Revenues by Product Line (in thousands) (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Electronic data capture	$93,173	77%	$113,467	73%	$20,294	22%
Clinical data management	16,999	14	17,050	11	51	NM*
Safety	11,352	9	16,840	11	5,488	48
Interactive Response Technology	338	—	7,079	5	6,741	1,994
Total	$121,862	100%	$154,436	100%	$32,574	27%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

* Not meaningful

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $14.9 million, and to a lesser extent, the introduction of our OutcomeLogix product offering following the acquisition of Maaguzi in July 2009.  In addition, there were increases in license revenues and consulting services revenues of $3.3 million and $1.5 million, respectively.  The increase in safety was primarily due to increases in consulting services, license revenue and application hosting services of $3.3 million, $1.3 million and $0.6 million, respectively. The increase in interactive response technology revenues is due to the 2009 period including a full nine months of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only includes one month of revenue related to that acquisition. To a lesser extent, the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.

	Nine months Ended September 30,
	2008		2009		Change
Revenues by Type (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

License	$38,675	32%	$43,970	29%	$5,295	14%
Application hosting services	63,974	52	86,509	56	22,535	35
Consulting services	9,703	8	14,056	9	4,353	45
Customer support	9,510	8	9,901	6	391	4
Total	$121,862	100%	$154,436	100%	$32,574	27%

Total revenues increased in the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to increases in application hosting and license revenues.  The increase in revenues associated with our application hosting services in the nine months ended September 30, 2009 was partially due to the approximately 16% increase in production trials under management from approximately 870 as of September 30, 2008 to approximately 1,012 as of September 30, 2009, which include both application hosting services trials as well as trials hosted for our InForm license customers.  The increase in production trials relates to customers who purchase all trial-related services from us, customers who license Inform and build their own studies and an increase in average fee per trial.  Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisitions of Clarix, Maaguzi and Covance IVRS/IWRS, with Clarix production trials increasing approximately 77% from 64 as of September 30, 2008 to approximately 113 as of September 30, 2009.  The increase in license revenues was primarily the result of additional electronic data capture revenues from both new and existing customers, and to a lesser extent, growth in sales relating to our safety products.  The increase in consulting services was primarily attributable to additional revenue related to consulting services provided for our safety products for both new and existing customers, and to a lesser extent, growth in sales relating to our electronic data capture products.  The increase in customer support revenues was primarily due to increases in electronic data capture revenue and safety product.  Our revenues were not significantly impacted by price increases or decreases.  Inflation had only a nominal impact on our revenues.

	Nine months Ended September 30,
	2008		2009		Change
Revenues by Geography (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

North America	$66,812	55%	$94,469	61%	$27,657	41%

United Kingdom	37,721	31	41,802	27	4,081	11
France	10,601	9	11,608	8	1,007	9
Asia Pacific	6,728	5	6,557	4	(171)	(3)
International subtotal	55,050	45	59,967	39	4,917	9
Total	$121,862	100%	$154,436	100%	$32,574	27%

The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues, interactive response technology revenues and safety revenues of $20.0 million, $6.7 million and $5.5 million, respectively.  The increase in U.S. revenues is primarily related to an increase in electronic data capture revenues, interactive response technology revenues and safety revenues of $16.1 million, $6.7 million and $4.2 million, respectively.  The increase in interactive response technology revenues is primarily a result of the 2009 period including a full nine months of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only includes one month of revenue related to that acquisition. To a lesser extent, the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.  The increase in international revenues is primarily the result of increases in electronic data capture revenues and safety revenue of $4.2 million and $1.2 million, respectively.  These increases were partially offset by a decrease in clinical data management revenue of $0.5 million.

Costs of Revenues

	Nine months Ended September 30,
	2008		2009		Change
Costs of Revenues (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$2,119	5%	$1,910	4%	$(209)	(10)%
Services	50,405	61	64,220	58	13,815	27
Total	$52,524	43%	$66,130	43%	$13,606	26%

The cost of license revenues decreased in the nine months ended September 30, 2009 primarily due to a decrease in the cost of royalties associated with our InForm software product of $0.1 million, and to a lesser extent, amortization of intangible assets of less than $0.1 million.  The increase in cost of services in the nine months ended September 30, 2008 was primarily due to increases in employee-related expenses of $5.3 million related to a headcount increase of 136 people, and increases in facility expense and contractor expense of $3.9 million and $1.6 million, respectively.  We also had expense increases for depreciation, amortization of intangible assets and hosting $1.3 million, $0.8 million and $0.7 million, respectively.

Gross Margin

	Nine months Ended September 30,
	2008		2009		Change
Gross Margin (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$36,556	95%	$42,060	96%	$5,504	15%
Services	32,782	39	46,246	42	13,464	41
Total	$69,338	57%	$88,306	57%	$18,968	27%

The overall gross margin percentage remained the same in 2009 as compared to 2008.  The license gross margin percentage increased slightly in 2009 as compared to 2008 due to increased license sales in products that do not carry an associated royalty expense. The services gross margin percentage increased during 2009 due to lower services expenses as a percentage of related revenues.  This was due to increased efficiencies resulting in a decrease in services expense per services employee.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Nine months Ended September 30,
	2008		2009		Change
Operating Expenses (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Sales and marketing	$19,958	16%	$24,100	15%	$4,142	21%
Research and development	18,003	15	27,244	18	9,241	51
General and administrative	18,374	15	26,315	17	7,941	43
Total	$56,335	46%	$77,659	50%	$21,324	38%

Sales and Marketing.    Sales and marketing expenses increased in the nine months ended September 30, 2009 primarily due to increases in employee-related expense of $1.7 million related to a headcount increase of 25 people, as well as increases in facilities expense, amortization of intangible assets and marketing programs expenses of $0.9 million, $0.7 million and $0.6 million, respectively.  We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available.  We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the nine months ended September 30, 2009 primarily due to employee-related expenses of $5.1 million related to a headcount increase of 58 people.  We also had expense increases related to facilities expense, stock-based compensation and contractor expense of $2.5 million, $1.5 million and $0.3 million, respectively.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the nine months ended September 30, 2009 primarily due to increases related to facilities expense of $5.3 million, as well as increases in employee-related expenses of $3.0 million related to a headcount increase of 35 people. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Nine months Ended September 30,
	2008		2009		Change
Other income (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Interest income	$4,770	4%	$1,473	1%	$(3,297)	(69)%
Other, net	(229)	—	585	—	814	(355)
Total other income	$4,541	4%	$2,058	1%	$(2,483)	(55)%

The decrease in interest income in the nine months ended September 30, 2009 was primarily due to the net decrease in cash and cash equivalents and short and long term investments as well as a decline in interest rates.  The increase in other, net in the nine months ended September 30, 2009 was primarily due to increases in the fair value associated with our auction rate securities, partially offset by decrease in the change in fair value of our securities settlement agreement with UBS.

Provision for Income Taxes

	Nine months Ended September 30,
	2008		2009		Change
Provision for income taxes (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Provision for income taxes	$6,407	5%	$4,591	3%	$(1,816)	(28)%

Our effective tax rates for the nine months ended September 30, 2008 and 2009 were 37% and 36%, respectively.  In the nine months ended September 30, 2009, our effective tax rate was lower than its statutory rate of 37% primarily due to the release of a portion of its unrecognized tax benefits as a result of the closing of a statue of limitation in a foreign tax jurisdiction.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short and long-term investments totaling $177.5 million and $147.2 million at December 31, 2008 and September 30, 2009, respectively, and accounts receivable of $40.0 million and $60.4 million, respectively.

Cash provided by and used in operating activities has historically been affected by changes in working capital accounts, primarily deferred revenues, accounts receivable and accrued expenses, and add-backs of non-cash expense items such as depreciation and amortization and stock-based compensation expense. Fluctuations within accounts receivable and deferred revenues are primarily related to the timing of billings to our customers, payments from our customers and the associated revenue recognition. Movements in deferred costs are related to the volume and stages of hosted clinical trials and movements in accrued expenses and accounts payable are due to the timing of certain transactions.

Net cash provided by operating activities was $18.2 million in the nine months ended September 30, 2009, which was more than net income of $8.1 million. The difference is primarily due to non-cash adjustments of $12.1 million of depreciation and amortization expense, $9.2 million of stock-based compensation expense, and $2.9 million of deferred income tax expense.  Cash used for working capital and other activities primarily reflected an increase in accounts receivable of $18.2 million and deferred costs of $3.5 million and a decrease in accounts payable of $2.1 million.  These cash uses were partly offset by increases in deferred revenues of $11.3 million and deferred rent of $1.2 million.

Net cash used in investing activities was $97.6 million during the nine months ended September 30, 2009, which was primarily due to the purchase of short-term and long-term investments of $86.5 million, cash paid for the acquisitions of Waban, Maaguzi and Covance IVRS/IWRS of $34.6 million and capital expenditures of $16.3 million.  These decreases were partially offset by $39.4 million of proceeds from maturities of short-term and long-term investments.

Net cash used in financing activities was less than $0.1 million in the nine months ended September 30, 2009, due to the payment of withholding taxes associated with the vesting of restricted stock awards of $1.9 million, offset by the proceeds received from the exercise of stock options of $1.9 million.

Substantially all of our long-lived assets at December 31, 2008 and September 30, 2009 are located in the United States.

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

The above table does not include the following lease we entered into subsequent to December 31, 2008.  On August 17, 2009, we entered into a lease with KBS Five Tower Bridge, L.L.C. to secure office space for our Clarix business operations at 300 Barr Harbor Drive, West Conshocken, Pennsylvania. The commencement date for occupancy under the lease was September 2009.  The new lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options.  The annual rent under this lease for the first year is $1.3 million, or approximately $0.1 million per month, with annual escalations in rent for each subsequent year in the amount fifty cents per square foot.  The total base rent payable in the initial term is $14.2 million.

In addition to base rent, commencing on January 1, 2012, the lease for our Clarix operations requires us to pay our proportionate share of the amount by which defined operating expenses incurred by the landlord exceed the base year operating expenses, as defined in the lease. The lease also requires us to pay our proportionate share of the amount by which real estate taxes paid or incurred by the landlord exceed the tax base year, as defined in the lease.

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

Included within our investment portfolio at December 31, 2008 and September 30, 2009 were $24.1 million and $23.9 million of auction rate securities, or ARS, at par value, which are classified as long-term investments and short-term investments, respectively, on our unaudited condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

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

In prior periods and up through the execution of our signed settlement agreement with UBS in November 2008, the ARS were classified as available-for-sale securities and were reported at fair value, with temporary unrealized gains/(losses) excluded from earnings and reported in a separate component of stockholders’ equity and other-than-temporary unrealized losses included in earnings. Upon the execution of the settlement agreement with UBS, we elected to make a one-time transfer of the ARS from available-for-sale securities to trade securities. Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities will be included in earnings.

We performed a fair value calculation of our ARS as of December 31, 2008 and September 30, 2009. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, we concluded that the fair value of these ARS at December 31, 2008 was $18.0 million, a decline of $6.0 million from par value. As our settlement agreement with UBS indicates that we intend to sell our ARS to UBS affiliates before their stated maturity under the ARS terms, the decline in fair value is deemed other-than-temporary. Accordingly, we recorded a loss on these securities of $6.0 million in our consolidated statement of income for the year ended December 31, 2008.  As of September 30, 2009, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly they were reclassified from long-term investments to short-term investments in the unaudited condensed consolidated balance sheets.  As of September 30, 2009, we concluded that the fair value of these ARS was $18.9 million and therefore, we recorded a change in fair value of the securities of $0.9 million in our unaudited condensed consolidated statement of income for the nine months ended September 30, 2009.

We elected to measure the fair value of the settlement agreement (the “put option”) under the fair value option.  Fair value was determined using a discounted cash flow method which considered the following factors: the term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, we concluded that the fair value of the put option was $5.3 million. Accordingly, we recorded a gain of $5.3 million in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long term asset, “securities settlement agreement” in the consolidated balance sheet at December 31, 2008.  As of September 30, 2009, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly we reclassified the fair value of the “securities settlement agreement” from long-term-assets to current assets in the accompanying unaudited condensed consolidated balance sheets and concluded that the fair market value of the securities settlement agreement was $4.8 million, resulting in a decrease of $0.5 million in fair value being recorded in our unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2009, respectively.

We believe that, based on our cash, cash equivalents and short-term marketable securities balances of $93.6 million at September 30, 2009, excluding fair market value of ARS of $18.9 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or the ability to fund our operations for the next 12 months.

Recently Issued Accounting Pronouncements

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) (subsequently this standard has been codified under FASB ASC Topic 805), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This method replaces the cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The revised authoritative guidance will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The revised authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2009 fiscal year.  Earlier adoption is prohibited.  The adoption of this revised authoritative guidance has and is expected to have a significant impact on our accounting for prior and future acquisitions.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805).  The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies.  The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008.  To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses acquired.  However, it may have a material impact on how we account for future acquisitions.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, (subsequently these standards have been codified under FASB ASC Topic 825) which provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments (subsequently these standards have been codified under FASB ASC Topic 320), which amends the other-than-temporary impairment guidance for debt and equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4, (subsequently these standards have been codified under FASB ASC Topic 820), which provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides further assistance in estimating fair value. The guidance is effective in reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP: authoritative and nonauthoritative accounting literature. Effective September 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter of 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We are currently evaluating the effect that adoption of this update will have, if any, on our financial position or results of operation.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee and Japanese yen.  During the nine months ended September 30, 2008 and 2009, 45% and 39%, respectively, of our revenues were generated in locations outside the United States.  During the same periods, 32% and 24%, respectively, of revenues were in currencies other than the U.S. dollar.  During the nine months ended September 30, 2009, 13% of our revenues were in euros, 7% were in the British pound and 3% in Japanese yen.  During the three months ended September 30, 2008 and 2009, 32% and 25%, respectively, of revenues were in currencies other than the U.S. dollar.  During the three months ended September 30, 2009, 15% of our revenues were in euros, 7% were in the British pound and 3% in Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.  During the three months ended September 30, 2008 and 2009, 27% and 23%, respectively, of expenses were in currencies other than the U.S. dollar. During the three months ended September 30, 2009, 13% of our expenses were in British pound, 5% in euro, 3% in Japanese yen and 1% in Australian dollar and Indian rupee, respectively.  During the nine months ended September 30, 2008 and 2009, 28% and 22%, respectively, of expenses were in currencies other than the U.S. dollar.  During the nine months ended September 30, 2009, 12% of our expenses were in British pound, 4% in euro and Japanese yen, respectively, and 1% in Australian dollar and Indian rupee, respectively.

As of September 30, 2009, we had $17.4 million of receivables denominated in currencies other than the U.S. dollar.  We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.

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

Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2008 and September 30, 2009, a 10% unfavorable movement in foreign currency exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. This is primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our period-end exposures against fluctuations in foreign currency exchange rates.

As of September 30, 2009, we entered into forward foreign exchange contracts to hedge approximately $5.8 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  For the three and nine months ended September 30, 2009, we recorded $0.1 million and $0.1 million, respectively,  of foreign exchange gains in other income and accrued expenses as a result of the outstanding forward foreign exchange contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $147.2 million at September 30, 2009.  These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes.  We do not use derivative financial instruments in our investment portfolio.  We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity.  With the exception of auction rate securities, investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. With the exception of auction rate securities, which are recorded at fair value, investments are reported at amortized cost.  We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at September 30, 2009.  A decline in interest rates, however, would reduce future investment income.

We believe that, based on our unrestricted cash, cash equivalents and short-term marketable securities balances of $112.5 million at September 30, 2009, which exclude the fair market value of ARS of $18.9 million and the fair value of the securities settlement agreement with UBS of $4.8 million, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or our ability to fund our operations.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with our focus on investing in infrastructure to enhance our ability to manage expected future growth, we are in the process of implementing a number of Oracle® financial software modules.  Notwithstanding this ongoing implementation, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Stock Option and Incentive Plan, or 2004 Plan, we have issued shares of restricted stock and restricted stock units to our employees.  On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2004 Plan. For the nine month period ending September 30, 2009, we withheld an aggregate of 133,056 common shares under restricted stock units at a price of $13.93 per share.

Item 5.       Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President, Legal and Regulatory Services, D. Ari Buchler, our Senior Vice President, Integration and Product Strategy, Martin Young, and our Senior Vice President, Sales and Marketing, Stephen J. Powell, have each entered into a trading plan covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and our policy governing transactions in our securities.  Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.  Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PHASE FORWARD INCORPORATED

	By:	/s/ ROBERT K. WEILER
Robert K. Weiler Chief Executive Officer (Duly authorized officer)

	By:	/s/ CHRISTOPHER A. MENARD
Christopher A. Menard Chief Financial Officer (Duly authorized officer and principal financial officer)
Date: November 6, 2009

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