Form 10-K
period 2009-12-31
Phase Forward Inc
filed 2010-02-26
CIK 1050180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          Aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2009	42,134,968	$636,659,366

          Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

          Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
February 19, 2010	Common Stock, $0.01 par value per share	43,573,422

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the registrant's 2010 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended December 31, 2009, are incorporated by reference into Part III of the Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

PHASE FORWARD INCORPORATED
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Item 1.    Business

Overview

        Phase Forward Incorporated is a provider of an Integrated Clinical Research Suite, or ICRS, of enterprise-level software products, services and hosted solutions for use in our customers' global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CROs, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

        Our electronic data capture and clinical data management products are designed to offer our customers enterprise-level automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Our clinical data analysis systems consist of a clinical data repository and a statistical computing environment, which we refer to collectively as our Clinical Development Center. Our drug safety products are designed to enable customers to detect, analyze and manage product safety throughout the product life cycle. Our interactive response technologies, or IRT, are designed to streamline the randomization process and drug supply chain management of our customers' clinical trials. Our integrated clinical research suite products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. Our integrated clinical research suite is comprised of four general categories that include the following software products, which we generally offer under term enterprise licenses or as a hosted application solution delivered through a standard Web-browser:

  •
  Electronic Data Capture (EDC)

    •
    InForm™, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials;

    •
    LabPas™, our system for Phase I clinic automation; and

    •
    OutcomeLogix™, our ePRO and late phase solution for data capture which supports data entry via web interface and/or mobile interface for handheld devices, which we acquired as a result of the acquisition of Maaguzi, LLC in July 2009.

  •
  Clinical Data Management

  •
  Clintrial™, our clinical data management solution;

  •
  WebSDM™, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC; and

  •
  Clinical Development Center, which includes our controlled clinical data repository product for storing and managing clinical trials data (both data and metadata), as well as our metadata-driven controlled statistical control environment for automation and tracking of routine and repetitious statistical programming and analysis, which we acquired as a result of the acquisition of Waban Software, Inc. in April 2009.

  •
  Drug Safety

  •
  Empirica™ Trace, our adverse event management solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

  •
  Empirica Signal, our data mining and signal detection solution for post-marketing data; and

  •
  Empirica Study (formerly known as CTSD™), our signal detection solution for data from clinical trials.

  •
  Interactive Response Technology (IRT)

  •
  Phase Forward™ IRT (formerly known as Clarix™), our Web-integrated interactive response technology; and

  •
  Covance IVRS/IWRS, a legacy phone-integrated interactive response technology, which we acquired from Covance, Inc. in August 2009. (While we have existing trials running on the Covance IVRS/IWRS system, we do not intend to sell this offering or implement any new trials for use on this system.)

Our Strategy

        Our objective is to provide an ICRS of technology solutions to automate and integrate the management of the entire clinical development process from study initiation and regulatory submission through post-approval trials and pharmacovigilance with a single source of accountability and delivery. Also, for each component of our Integrated Clinical Research Suite, our objective is to become the standard for electronic data capture, data management, interactive response technology, drug safety reporting and signal detection in global clinical trial and drug safety monitoring activities. Key strategic directives include:

  •
  Increase penetration within our customer base for existing solutions.  We believe that there is a significant opportunity to increase the use of our InForm, OutcomeLogix and Phase Forward IRT solutions within our customer base. Furthermore, the decentralized nature of many of our customers offers us the opportunity to increase use of our currently-deployed software products, services and hosted solutions within their enterprises by targeting additional functional areas and business units.

  •
  Expand adoption of additional solutions within our existing customer base.  We believe that there is a significant opportunity to migrate existing customers that are utilizing one or more of our product offerings to a comprehensive solution that integrates additional components of our integrated clinical research suite of software products on an enterprise-wide basis. We believe that a large percentage of our current customers would benefit from the integration of our software solutions and the related benefits of delivery from a single vendor, and we intend to continue to pursue these cross-selling opportunities.

  •
  Expand the customer base for our software products, services and hosted solutions. We believe that adoption growth for electronic data capture, clinical data management, interactive response technology, drug safety reporting and signal detection solutions and other automation solutions is at varying stages for our different products and service offerings in the clinical trial and safety monitoring marketplace. Our current base of over 335 customers includes pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies and CROs of all sizes. We intend to secure additional customers by leveraging our industry position and domain expertise in technology development, sales and customer support.

  •
  Continue to capitalize on our technology position and expand our product offerings. Our domain expertise and advanced technologies, some of which we acquired through the acquisition of other companies or businesses, have enabled us to become well-positioned as a single-source vendor of an end-to-end integrated clinical research suite to pharmaceutical, biotechnology, medical device companies and CROs, as well as academic institutions, governmental regulatory agencies and other entities engaged in clinical trial and safety monitoring activities. We intend to strengthen our position by leveraging our technology development resources to enhance our current product offerings and to introduce additional integrated software solutions to our suite. In addition to continuing to enhance our existing software products, services and hosted solutions through internal development, we intend to develop new software products, services and hosted solutions through internal development, possible acquisitions and relationships with third-party technology providers with the intent of strengthening our market position. For instance, in 2009 we added the OutcomeLogix and Clinical Development Center solution to our product portfolio as a result of our acquisitions of Maaguzi, LLC and Waban Software, Inc, respectively.

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

Our Business Model

        Our software solutions are generally provided to our customers for enterprise adoption through multi-year term licenses of generally two to five years with periodic fees or as fully-hosted solutions for customers who prefer a hosted solution, as detailed in the following table.

Available As:
Product	Term License	Hosted Application
Electronic Data Capture
InForm	Yes	Yes
LabPas	Yes	Yes
OutcomeLogix	No	Yes
Clinical Data Management
Clintrial	Yes	No
WebSDM	Yes	Yes
Clinical Development Center	Yes	Yes
Drug Safety
Empirica Trace	Yes	Yes
Empirica Signal	Yes	Yes
Empirica Study	Yes	Yes
Interactive Response Technology
Phase Forward IRT	No	Yes
Covance IVRS/IWRS	No	Yes

        While we have existing trials running on the Covance IVRS/IWRS system, we do not intend to sell this offering or implement any new trials for use on this system.

        We may in the future make products that are presently available under either a term license or on a hosted application basis (but not both) available to customers under both modes of offering.

        Our pricing model and the contractual nature of our services and support solutions, which generally requires us to recognize revenue ratably over the life of a contract, provides us with a level of multi-year financial reporting stability. We believe this business model differentiates us from many of our competitors, as our current and potential customers frequently look to long-term financial stability as a key criterion in evaluating a vendor to utilize in the clinical development process.

Our Software Solutions and Services

        While we offer our software solutions as part of an integrated clinical research suite, any of our products may be licensed or used as a hosted solution on a stand-alone basis, subject to availability in the desired mode of offering. Our software solutions also offer integration capabilities with certain complementary commercial or internally-developed applications used by our customers. We believe that all of our software products, services and hosted solutions may be used in a manner that will allow our customers to comply with current applicable global regulatory requirements, including applicable rules established by the U.S. Food and Drug Administration, or FDA, and other governmental regulatory authorities, regarding the use of software in the clinical development process. We have a dedicated team that monitors regulatory developments applicable to our customers and their clinical trial and drug safety monitoring activities.

        Our product line is comprised of four general categories (electronic data capture, clinical data management, drug safety and interactive response technology) that include the following primary product and service offerings:

  Electronic Data Capture

        InForm is our Internet-based electronic data capture software solution that helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through the InForm platform, our customers can deploy customized electronic case report forms, or eCRFs, in multiple languages for on-site clinical data input, which incorporate automated edit checking and deliver enterprise-level visibility to data at an accelerated rate previously unavailable through paper-based clinical trial data collection approaches. Our InForm product also includes an integrated reporting module that gives users timely visibility to the operating efficiencies of the trial and into the clinical data as it is collected. InForm's Internet-based platform and automated site assessment capabilities facilitate rapid, cost efficient multi-site deployment. InForm is highly scalable and has been utilized by our customers to run clinical trials involving, collectively, hundreds of thousands of patients across multiple continents. In addition to its availability through term licenses, customers may elect to use InForm through our fully-hosted deployment program, which includes application hosting as well as clinical trial site assessment, training and support. An offline version of our InForm product is also offered where network connections are not reliable or available. We also offer modules and add-on products for the InForm software, which include:

  •
  Central Coding™, which enables automatic or manual coding of clinical drug names and indications, adverse event terms and patient medical history. The Central Coding product may also be used with our Clintrial solution.

  •
  Central Designer™, a tool to facilitate the creation of electronic case report forms easier through a centralized development environment with a flexible and intuitive user interface, as well as through increased use of templates and reuse of study components. The Central Designer product may also be used with our Clintrial solution.

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

        LabPas is our software solution for Phase I clinic automation. The LabPas workflow and sample management software targets the critical quality and resource needs of Phase I clinical research. The LabPas product supports the deployment of personal digital assistants, or PDAs, to enable clinicians to scan patient and collection vessel barcodes, providing real-time electronic data entry for collection times, comments, dosing, vital signs and adverse events. LabPas has additional modules for trial subject recruitment, management of storage conditions for collected samples and for laboratory information management.

        OutcomeLogix is our electronic patient reported outcomes, or ePRO, and late phase solution. The OutcomeLogix software enables the collection and management of patient reported outcome information directly from patients through a standard Web-browser. This solution is designed to facilitate improvements in patient reporting compliance, quality and efficiencies compared to paper-based data collection and management methods. The OutcomeLogix software also provides a data collection and management solution tailored to the specific requirements of late phase studies such as observational studies and registries.

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

        WebSDM is our solution for validating and reviewing clinical trial data. Developed through a Cooperative Research and Development Agreement, or CRADA, with the U.S. Food and Drug Administration, or FDA, WebSDM helps customers validate and review clinical trial data represented according to industry data standards established by CDISC. The WebSDM product loads and validates datasets and permits customers to browse both the clinical data and any discrepancies identified during the validation process, so that data problems may be addressed prior to submission of New Drug Applications to the FDA.

        Clinical Development Center is our controlled solution for storing and integrating clinical data and information in a central repository, and automating and managing statistical analysis, reporting and submissions. The Clinical Development Center solution consists of a Clinical Data Repository, which is a secure and managed environment for receiving, integrating, transforming and storing clinical data, information and standards, and a Statistical Control Environment, which is a controlled solution to automate and track the statistical analysis process, providing end-to-end traceability of data, analysis and reports.

  Drug Safety

        Empirica Trace is our drug safety software solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Through Empirica Trace, our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. Our Empirica Trace product provides customers with near real-time visibility of drug safety data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients. Our Empirica Trace product also includes a reporting module that enables users to generate various reports containing safety and adverse event data. The current version of the Empirica Trace product integrates with our Electronic Case Submissions Module, or Empirica Gateway, automating the exchange of electronic case safety information with regulatory agencies, affiliates and partners.

        Empirica Signal is our drug safety software solution for data mining and signal management that allows customers to detect safety signals in databases of adverse event reports. It can be used in conjunction with in-house adverse event databases (such as customer databases containing adverse event reports collected through use of our Empirica Trace solution), or large databases of reports gathered by public health agencies such as the FDA and the World Health Organization. We also offer an extended version of Empirica Signal, called Signal Management, which is a workflow solution that helps large organizations to assemble and track information on drug-event combinations of interest and to prioritize work among multiple safety reviewers.

        Empirica Study (formerly known as CTSD) is our drug safety software solution for clinical trials signal detection that supports customers in the early detection of drug safety problems during clinical development. Empirica Study manages a repository of clinical trial data and allows users to specify, execute and interpret data mining runs to detect differences in the safety profile of the drug under development and the corresponding profile for placebo or other comparator treatments. This repository supports the loading of data in formats meeting standards established by CDISC, which develops and supports global, platform-independent data standards that enable information system interoperability to improve medical research and related areas of healthcare. Our Empirica Study product includes built-in safety screens for differences in reported adverse events, critical laboratory values, vital signs, ECG measurements, and other data collected during a clinical trial. Empirica Study also supports workflow for managing and documenting the resolution of any safety signals that are identified.

  Interactive Response Technology

        Phase Forward IRT is our Web-integrated interactive response technology that helps streamline the randomization process and drug supply chain management of our customers' clinical trials. It is presently offered only on a hosted application basis. Phase Forward IRT is used for subject randomization, predictive medication inventory management, and operational management and reporting in clinical trials. By automating the randomization process and centralizing the overall supply chain for dispensing medical kits, our Phase Forward IRT solution helps our customers better manage their medical kit inventories, which reduces drug waste and helps keep costs under control. The Phase Forward IRT operational and reporting functionalities are accessed via a Web interface through a standard Web-browser. We also provide a related module, Phase Forward IRT Forecasting, which enables customers to develop and test forecasts for supplies strategies pre- and post-study go-live. By linking to live studies running in Phase Forward IRT, customers can compare forecasts to actual data to facilitate review and potential amendment of strategies.

        Covance IVRS/IWRS is a legacy phone-integrated interactive response technology which we acquired from Covance Inc. in August 2009. While we have existing trials running on the Covance IVRS/IWRS system, we do not intend to sell this offering or implement any new trials for use on this system.

  Integrated Offerings

        While we offer our software solutions as part of an integrated clinical research suite, any of our products may be licensed or used as a hosted solution on a stand-alone basis (subject to availability in the desired mode of offering). We intend to continue to develop integration across the components of our integrated clinical research suite to provide value and efficiencies to our customers.

  Services

        Our products are supported by comprehensive consulting and training services and application hosting and support capabilities on a global scale. In addition to our U.S. headquarters, we have offices with services personnel in Australia, Belgium, France, India, Japan, Romania and the United Kingdom.

        Application Hosting Services.    In addition to making our InForm, LabPas, Clintrial, WebSDM, Clinical Development Center and Empirica software products available to customers through licenses, we offer our InForm, LabPas, WebSDM, Clinical Development Center and Empirica software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. Our Interactive Response Technology and OutcomeLogix solutions are presently available only on a hosted application basis. To date, our hosted solutions have been related primarily to our InForm and Phase Forward IRT offering. In the future we may make products that are currently available only through licenses available as hosted applications and products that are currently available only as hosted applications available through licenses.

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

        Customer Support.    We have a multinational professional services organization to support our software products and hosted solutions worldwide. Our multilingual technical support staff is available 24 hours per day, seven days per week. Customer support includes training services, telephone support and software maintenance. We bundle customer support in our software term licenses.

Our Customers

        As of December 31, 2009, we had over 335 customers, including all of the top 10 pharmaceutical companies and 19 of the top 20 pharmaceutical companies as measured in terms of total revenues. In determining the number of customers, we have treated all affiliated entities as one customer, even if we have customer relationships with more than one entity or group within a larger organization. Our representative customers include leading pharmaceutical, biotechnology, medical device companies, regulatory agencies, academic institutions, CROs and other entities engaged in clinical trial and safety monitoring activities. Some of our representative customers include:

Pharmaceutical	Biotechnology	Contract Research Organizations
Allergan, Inc.	Aerovance, Inc.	Everest Clinical Research
Alliance Pharma Ltd.	Alexion Pharmaceuticals, Inc.	ICON Clinical PLC
AstraZeneca Pharmaceuticals LP	Asklep, Inc.	Medpace, Inc.
Bayer Healthcare AG	Atherogenics, Inc.	Novella Clinical, Inc.
Eli Lilly and Company	Celgene Corporation	Onmicare Clinical Research, Inc.
Forest Laboratories, Inc.	Genzyme Corporation	PAREXEL International Corporation
GlaxoSmithKline, Inc.	Merck Serono International S.A.	Prologue Research International, Inc.
Institut de Recherches Internationales	Morphotek, Inc.	Quintiles Transnational Corp.
Servier	Theravance	RTI International
Mayne Pharma, Inc.	United Therapeutics Corporation	SGS
Merck & Co., Inc.		Veristat, Inc.
Mitsubishi Tonabe Pharma Corporation
Novartis AG
Orexigen Therapeutics, Inc.
Otsuka America Pharmaceutical, Inc.
Reckitt Benckiser plc
sanofi-aventis
Takeda Pharmaceutical Company Ltd.
The Procter & Gamble Company

Government and Regulatory	Medical Devices	Academic
U.K. Medicines and Healthcare products	Bausch & Lomb Incorporated	Aurum Institute for Health Research
Regulatory Agency (MHRA)	Biotronik AG	Cancer Research UK
U.S. Center for Disease Control	Boston Scientific Corporation	Children's Hospital Boston
U.S. Department of Defense (DoD)	Brainsgate Ltd.	Children's Hospital of Philadelphia
U.S. Food and Drug Administration	CardioDynamics International Corp.	Dana Farber Cancer Institute
(FDA)	Conceptus, Inc.	Duke Clinical Research Institute
	GE Healthcare Ltd.	Guandong University
	Medtronic, Inc.	Harvard Clinical Research Institute
	Philips Oral Healthcare, Inc.	Massachusetts General Hospital
	Q-MED AB	Mayo Clinic College of Medicine
	Stryker Biotech, LLC	National Health & Medical Research Council

Sales and Marketing

        We sell our products and services through a direct sales force and through relationships with CROs and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of December 31, 2009, we had 99 employees in sales and marketing.

        Direct Sales.    Our direct sales force, which is the source of the majority of our revenues, is operated out of six field offices, as well as our headquarters in Waltham, Massachusetts. In addition, follow-on sales are accomplished by the efforts of sales professionals, sales engineers, project managers and other consulting services professionals.

        Channel Arrangements.    In Japan, we have established channel relationships to market and sell our InForm, Clintrial and Empirica Trace products. We also have channel relationships in the United States, Europe and Asia with a number of major CROs that enable them to market and sell our hosted solutions.

        Marketing.    Our marketing strategy is to generate qualified sales leads, build our brand and establish our technology solutions as the standard for electronic data capture, clinical data management, drug safety and interactive response in the clinical trial and safety monitoring marketplace. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customers, and include:

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

  •
  press and industry analyst relations; and

  •
  webinars, direct mail and email campaigns.

        The marketing organization also works closely with our customers, our direct sales organization and CROs to collect and prioritize customer feedback to help guide our product development efforts.

Research and Development

        We believe that our future success will depend on our ability to continue to enhance and broaden our software products, services and hosted solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trial and drug safety monitoring activities. As of December 31, 2009, we had 218 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality and integration among our various products, as well as through integration of third-party software. From time to time, we supplement our internal research and development resources with outside developers. Our research and development expenses were $20.1 million in 2007, $25.5 million in 2008 and $37.5 million in 2009.

Technology

        The technology incorporated into our products is designed to provide customers with ease of use, efficiency, flexibility, data visibility and system scalability to handle high-volume, global trials and drug safety monitoring activities. Our products are generally designed using Web-based technologies, enabling rapid and global deployment whether hosted by Phase Forward or licensed by our customers. Most of our products employ HTTP and HTTPS architecture for end user access over a web interface. We use leading-edge programming technologies such as .NET framework, Java and XML, and established standards including service oriented architecture (SOA), C# and C++. A few of our products are client/server based and designed for controlled deployment internally on customer networks. All of our products operate with one or more database server(s) running either Oracle or SQL databases.

        Our products employ different reporting functionality, including proprietary reporting capabilities or third-party tools. For example, our InForm product is integrated with IBM's Cognos ReportNet® software. Our Phase Forward IRT product utilizes VXML standards to facilitate telephone and web integration. Certain products support multi-lingual interfaces, including Japanese. We design our products to meet emerging industry standards such as those published by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH') and CDISC. For example, our Empirica Trace drug safety software and its Empirica Gateway module support electronic submissions to the FDA and to the EMEA Eudravigilance system using the ICH E2B message format.

Competition

        The market for electronic data collection, clinical data management, drug safety and interactive response systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems, drug safety software and interactive response technology, including:

  •
  vendors of electronic data capture, clinical data management, drug safety and interactive response product suites, particularly Oracle Clinical, a business unit of Oracle Corporation, and Perceptive Informatics, a subsidiary of PAREXEL International Corporation;

  •
  vendors of stand-alone electronic data capture, data management, drug safety, Phase I clinic automation and interactive response products, such as: ArisGlobal LLC; Datatrak International, Inc.; DrugLogic, Inc.; Logos Technologies Ltd.; Medidata Solutions Worldwide, Inc.; and SAS Institute;

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

  •
  the ability to provide a broad integrated clinical research suite from a single vendor;

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

  Government Regulation of Clinical Trials and Adverse Event Reporting

        Demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the investigation and approval of drugs, biologics and medical devices, as well as the monitoring of and reporting on the safety of these products. The clinical testing of drugs, biologics and medical devices is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities worldwide. The use of software during the clinical trial process must adhere to the regulations pertaining to Good Clinical Practices and other various codified FDA regulations, and should adhere to regulatory guidance such as the Consolidated Guidance for Industry from the International Conference on Harmonisation regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. The use of software to assist in postapproval adverse event reporting must adhere to FDA's adverse event reporting regulations for drugs, devices and biological products. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules and regulations, and conformance with applicable guidance. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension or termination of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.

        In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our software products, services and hosted solutions. Several competing proposals to reform the system of health care delivery in the United States have been considered and are currently being considered by Congress and the Executive Branch.

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

  Regulation of the use of Electronic Systems in Clinical Trials

        In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations pertaining to electronic records and electronic signatures are codified in 21 CFR Part 11, and FDA recommendations incorporating 21 CFR Part 11 considerations into clinical trials are provided in a guidance document entitled Computerized Systems Used in Clinical Trials. This regulatory guidance stipulates that computerized systems used to create, modify, maintain, archive, retrieve or transmit clinical trial data intended for submission to the FDA must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also contain recommendations regarding the implementation of 21 CFR Part 11. We have designed our software to incorporate regulatory requirements and guidelines, but we cannot assure you that the design of our software solutions will continue to reflect regulatory requirements and guidelines as they change. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the suspension or termination of on-going clinical trials, the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.

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

Many users of our products and services are directly regulated under HIPAA and such state privacy laws, and to the extent our products cannot be utilized in a manner that is consistent with the users' HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws, including recently adopted Massachusetts data security regulations, which impose stringent information security requirements to all businesses and persons that own, license, store or maintain certain personal information about Massachusetts residents. Under HIPAA and such state privacy laws, to the extent we perform functions or activities on behalf of customers that are regulated by these privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement or certification that we will comply with a number of the same HIPAA or state law requirements. We may be burdened with compliance with such agreements or certifications, and breach of such an agreement or certification may result in contractual liability to our customer or other adverse consequences. Regulation of personal and medical information generally is increasing at the state and federal levels in the United States and elsewhere, and such regulations may negatively affect our business.

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are our company name "Phase Forward", the company name of our subsidiary, "Lincoln Technologies", and our product names, "InForm", "Clintrial", "Clintrace", "Empirica", "WebSDM", "LabPas", and "OutcomeLogix." We may or may not choose to register some or all of our trademarks. If we apply for trademark registration, we cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. In addition, we have been granted a patent by the U.S. Patent and Trademark Office. We cannot predict whether this patent will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

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

Business Segments and Geographic Information

        We view our operations and manage our business as one operating segment. For information regarding net revenues by geographic regions for each of the last three years, see the notes to our 2009 consolidated financial statements contained in this Annual Report.

        For information regarding risks and dependencies associated with foreign operations, see risk factors listed in the "Item 1A. Risk Factors" contained in this Annual Report.

Employees

        As of December 31, 2009, we had a total of 939 employees, with 413 employees at our headquarters in Waltham, Massachusetts, 197 at other locations in the United States, and 329 employees in our Australia, Belgium, France, India, Japan, Romania and United Kingdom offices. Of these employees, 503 are in services, 218 are in research and development, 99 are in sales and marketing and 119 are in general and administration. We also retain outside contractors from time to time to supplement our services and research and development staff on an as needed basis. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

        We were incorporated in Delaware in 1997. We maintain a number of subsidiaries in the United States and abroad, including Lincoln Technologies, Inc., Clarix LLC, Waban Software, Inc. and Maaguzi LLC in the United States, Phase Forward Europe Limited in the United Kingdom, Phase Forward SAS in France, Phase Forward Software Services India Private Limited and Waban Software Private Limited in India, Phase Forward Pty. Limited in Australia, Phase Forward Japan KK in Japan, Phase Forward, SPRL in Belgium and Phase Forward Software SRL in Romania. We also maintain Phase Forward Securities Corporation, a Massachusetts securities corporation. Our Internet website address is http://www.phaseforward.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our internet website accessible at www.phaseforward.com free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

  •
  changes in the timing of our operating expenses;

  •
  the impact of the current ongoing global financial crisis on our business and our customers' businesses;

  •
  the integration success of our recent acquisitions, and the timing, size and integration success of potential future acquisitions;

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

        From time to time, we evaluate potential investments in, and acquisitions of, complementary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired Lincoln Technologies, Inc., or Lincoln, in 2005, Green Mountain Logic, Inc., or Green Mountain, in 2007, Clarix LLC, or Clarix, in 2008, and each of Waban Software, Inc., or Waban, Maaguzi LLC, or Maaguzi, and the Interactive Voice and Web Response Service business of Covance, Inc. in 2009. Entering into an acquisition entails many risks, any of which could harm our business, including:

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

        For the year ended 2009, approximately 39% of our revenues were derived from international operations. For the same period, approximately 25% of our revenues were in currencies other than the U.S. dollar. We expect that our international operations will continue to account for a significant portion of our revenues. As a result of our international operations, we are exposed to many risks and uncertainties, including:

  •
  fluctuations in foreign currency exchange and interest rates;

  •
  the impact of the current global financial crisis on our business and our customers' businesses;

  •
  potential fluctuations in foreign economies;

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

        At December 31, 2009, we held $135.5 million in cash, cash equivalents, short-term and long-term investments. Although we do not issue or invest in financial instruments or their derivatives for trading or speculative purposes, these assets are exposed to a variety of market risks, including changes in interest rates and the market value of our investments. In addition, included within our investment portfolio at December 31, 2008 and 2009 were $24.1 million and $23.8 million, respectively, of auction rate securities, or ARS, at par value. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. The ARS are classified as long-term investments and short-term investments in our accompanying consolidated balance sheet included in this Annual Report for the year ended December 31, 2008 and 2009, respectively, and are recorded at fair market value. Historically, the carrying value of ARS approximated fair market value due to the frequent resetting of the interest rates. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. Auctions are held every 28 days. Following successful auctions in January 2008, substantially all of our ARS have subsequently experienced failed auctions, as the amount of securities submitted for sale has exceeded the amount of purchase orders due to the liquidity issues experienced in the global credit and capital markets. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop, unless an alternative liquidation opportunity is presented to the ARS holder. We performed a fair value calculation of our ARS as of December 31, 2008 and concluded that the fair value was $18.0 million, a decline of $6.0 million from par value. As of December 31, 2009, $0.3 million of the ARS were called by the respective issuers at par value and we concluded that the fair value of the remaining ARS was $19.4 million. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A further decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

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

Ongoing uncertainty in the financial markets in the United States and elsewhere in the world may adversely affect our operating results and financial condition.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing ongoing disruption and uncertainty in the last two years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in demand for our products and services.

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

        Our top five customers accounted for approximately 28% of our revenues during 2009. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may delay performance under or fail to renew their agreements with us, which could adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

        We began offering our InForm electronic data capture software solution for clinical trials in December 1998. Although the Clintrial and Empirica Trace products were introduced over 10 years ago, we did not begin offering these products until after our acquisition of Clinsoft Corporation, or Clinsoft, in 2001. We began offering our, Empirica Signal, Empirica Study and WebSDM products after our August 2005 acquisition of Lincoln, our LabPas product after our October 2007 acquisition of Green Mountain, our IRT solution after our September 2008 acquisition of Clarix, our Clinical Development Center solution after our April 2009 acquisition of Waban, and our OutcomeLogix solution after our July 2009 acquisition of Maaguzi. Continued use of our InForm, Clintrial, WebSDM an Empirica software products and, and broad and timely acceptance of our LabPas, Phase Forward IRT, Clinical Development Center and OutcomeLogix products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:

  •
  our customers' and prospective customers' desire for and acceptance of our electronic data capture, clinical data management, drug safety and interactive response technology solutions;

  •
  our ability to meet product development and release schedules;

  •
  our software products and hosted solutions' ability to support large numbers of users and manage vast amounts of data;

  •
  our ability to significantly expand our internal resources and increase our capital and operating expenses to support the anticipated growth and continued integration of our software products, services and hosted solutions; and

  •
  our customers' ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trial and safety evaluation and monitoring activities.

        Our failure to address, mitigate or manage these risks would seriously harm our business, particularly if the failure of any or all of our software products or hosted solutions to achieve market acceptance negatively affects our sales of our other products and services.

Failure to manage our rapid growth effectively could harm our business.

        We have been experiencing an ongoing period of rapid growth as a result of personnel hiring and acquisitions that places a significant strain on our operational and financial resources and our personnel. For example, in the year ended 2009 alone, the number of our employees increased from 718 to 939. We have also experienced rapid growth in the number of clinical trials we host, the number of customer relationships we manage and the number of end-users of our products. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We will also be required to attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

        We anticipate that our current cash and cash equivalents will be sufficient to meet our current needs for general corporate purposes for at least the next twelve months. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

  •
  enhance our operating infrastructure;

  •
  develop new or enhance existing software products, services and hosted solutions; or

  •
  otherwise respond to competitive pressures; or

  •
  acquire businesses or technologies.

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

  •
  changes in estimates of the market size and opportunities available to us;

  •
  guidance of our expected future results, which is different than reported expectations of securities analysts

  •
  investors' general perception of us;

  •
  financial results that are below estimates of such results;

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

        In addition, the stock market in general, and the NASDAQ Stock Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of technology companies such as us. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management's attention and resources, which would seriously harm our business, financial condition, and results of operations.

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

        On November 3, 2009, our board of directors authorized the repurchase of up to $40.0 million of our common stock, par value $0.01 per share, through a share repurchase program. We completed this repurchase program on February 16, 2010. In 2009, 942,862 shares of our common stock had been purchased as part of this repurchase program at an average price of $14.86 per share. On February 12, 2010, our board of directors increased the amount available under the share repurchase program by an additional $25.0 million. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan. This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from cash and cash equivalents.

While our board of directors has approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased will be determined at our management's discretion, and will depend upon market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The new repurchase program is currently scheduled to terminate on December 31, 2010.

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

Item 1B.    Unresolved Staff Comments

        As of the date of the filing of this Annual Report, there were no unresolved comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year.

Item 2.    Properties

        Our corporate headquarters are located at 77 Fourth Avenue, Waltham, Massachusetts, where we lease approximately 165,129 square feet. The term of the lease expires in 2019, subject to extension under certain conditions for up to two additional five-year terms. We also lease approximately 44,907 square feet of office space in West Conshohocken, Pennsylvania. The term of this lease expires in 2019, subject to extension under certain conditions for up to two additional five-year terms. In addition we lease approximately 14,960 square feet of office space in Maidenhead, England under a lease that expires in May 2012, and we lease smaller offices for our regional locations and individual offices in various locations to accommodate field sales and service personnel. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the quarter ended December 31, 2009.

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

	Common Stock Price
	2009		2008
	High	Low	High	Low
First quarter	$15.58	$11.33	$22.24	$14.33
Second quarter	16.42	10.18	19.61	15.90
Third quarter	15.73	12.30	22.99	17.20
Fourth quarter	17.04	12.67	21.17	9.01

        On February 19, 2010 the last reported sale price of our common stock on The NASDAQ Global Select Market was $12.02 per share.

Holders

        As of February 19, 2010 there were approximately 142 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

        We currently intend to retain any earnings to fund the operation, development, and expansion of our business. We have not paid any cash dividends on our capital stock in the last two fiscal years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

        Under the terms of our 2004 Amended and Restated Stock Option and Incentive Plan, or the 2004 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. Up until May 2009 the shares withheld from the grantees to settle their tax liability were reallocated to the number of shares available for issuance under the 2004 Plan; in May 2009 the 2004 Plan was amended and shares withheld from the grantees to settle taxes are no longer reallocated to the number of shares available for issuance. For the year ended December 31, 2009, we withheld an aggregate of 204,623 common shares under restricted stock awards at an average price of $14.11 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On November 3, 2009, our board of directors authorized the repurchase of up to $40.0 million of our common stock, par value $0.01 per share, through a share repurchase program. We completed this repurchase program on February 16, 2010. In 2009, 942,862 shares of our common stock had been purchased as part of this repurchase program at an average price of $14.86 per share. On February 12, 2010, our board of directors increased the amount available under the share repurchase program by an additional $25.0 million. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us.

        This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from our cash and investment balances. While our board of directors have approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased were determined at management's discretion, and depended upon market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The new repurchase program is currently scheduled to terminate on December 31, 2010.

        Through February 16, 2010, we repurchased 2,877,569 shares of our common stock for an aggregate purchase price, including applicable brokers' fees, of $40.0 million pursuant to this stock repurchase program.

        The following table sets forth our purchases of equity securities for the three months ended December 31, 2009:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
November 3, 2009—November 30, 2009	201,451	$14.88	201,451	$37,002
December 1, 2009—December 31, 2009	741,111	14.89	741,411	25,964

Total	942,862		942,862

(1)
Includes applicable brokers' fees and commissions

Equity Compensation Plan Information

        See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

        The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that Phase Forward specifically incorporates it by reference into such filing.

        This graph compares the performance of Phase Forward common stock with the performance of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Stocks Index. This graph assumes a $100 investment in Phase Forward common stock at the $8.17 per share closing price on December 31, 2004. Historical stock performance is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Phase Forward Incorporated, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

        The selected historical financial data set forth below as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below as of December 31, 2005, 2006 and 2007 and for the years ended December 31, 2005 and 2006 are derived from audited consolidated financial statements, which are not included in this Annual Report.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations "included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2005(1)	2006	2007(6)	2008(7)	2009(8)
Consolidated Statement of Operations:
Revenues:
License	$35,001	$40,893	$48,784	$52,704	$59,837
Service	52,080	65,720	85,505	117,480	153,420

Total revenues	87,081	106,613	134,289	170,184	213,257

Cost of revenues:
License(3)	2,513	2,698	2,361	2,715	2,519
Service(2),(3)	31,224	38,663	53,098	70,225	89,916

Total cost of revenues	33,737	41,361	55,459	72,940	92,435

Gross margin:
License	32,488	38,195	46,423	49,989	57,318
Service	20,856	27,057	32,407	47,255	63,504

Total gross margin	53,344	65,252	78,830	97,244	120,822

Operating expenses:
Sales and marketing(2),(3)	16,033	21,158	25,209	28,021	33,750
Research and development(2),(3)	14,330	16,621	20,116	25,500	37,526
General and administrative(2),(3)	14,836	18,174	20,220	26,821	36,067
Litigation settlement	8,500	—	—	—	—
Lease exit costs	(92)	—	—	527	—
Impairment of intangible assets	—	—	—	—	2,293
In-process research and development	—	—	300	—	—

Total operating expenses	53,607	55,953	65,845	80,869	109,636

(Loss) income from operations	(263)	9,299	12,985	16,375	11,186
Other income (expense):
Interest income	1,735	2,848	7,081	5,863	1,744
Interest expense	(143)	—	—	—	—
Other income (expense)	(157)	(19)	(35)	(1,039)	513

Total other income	1,435	2,829	7,046	4,824	2,257

Income before provision for (benefit from) income taxes	1,172	12,128	20,031	21,199	13,443
(Benefit from) provision for income taxes	(2,169)	(221)	(9,170)	7,354	5,397

Net income applicable to common stockholders	$3,341	$12,349	$29,201	$13,845	$8,046

Net income per share applicable to common stockholders:
Basic(4)	$0.10	$0.36	$0.76	$0.33	$0.19

Diluted(4)	$0.10	$0.35	$0.72	$0.32	$0.18

Weighted average number of common shares used in computing per share amounts:
Basic(4)	33,026	34,104	38,642	42,092	42,663

Diluted(4)	35,092	35,737	40,739	43,942	44,437

	As of December 31,
	2005(1)	2006	2007(6)	2008(7)	2009
Consolidated Balance Sheet Data:
Unrestricted cash, cash equivalents, short-term and long-term investments	$60,586	$69,635	$182,622	$177,465	$135,542
Working capital, net of deferred revenue(5)	71,282	91,708	194,272	193,284	159,198
Total assets	139,944	160,651	305,869	367,890	389,956
Total deferred revenue	46,494	50,655	67,130	88,518	98,374
Accumulated deficit	(101,045)	(88,696)	(59,495)	(45,650)	(37,604)
Total stockholders' equity	66,717	88,021	216,437	237,673	245,328

(1)
On August 25, 2005, we acquired all of the outstanding capital stock of Lincoln Technologies, Inc. ("Lincoln"). Accordingly, the results of Lincoln have been included in the accompanying consolidated financial statements since the date of acquisition.

(2)
Cost of revenues and operating expenses include stock-based compensation expense, as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
Cost of service revenues	$60	$258	$702	$1,618	$2,018
Sales and marketing	30	502	1,061	1,377	2,078
Research and development	166	394	813	1,182	3,750
General and administrative	351	1,868	3,002	4,168	5,451
(3)
Cost of revenues and operating expenses include amortization of intangible assets, as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
Cost of license revenues	$113	$360	$403	$792	$765
Cost of service revenues	—	—	—	61	1,096
Sales and marketing	—	510	464	693	1,744
Research and development	127	—	—	—	—
General and administrative	67	—	—	34	103
(4)
For information regarding the computation of per share amounts refer to Note 2 of the notes to our 2009 consolidated financial statements contained in this Annual Report.

(5)
Working capital consists of current assets less current liabilities, net of deferred revenue.

(6)
In 2007, we acquired all of the outstanding capital stock of Green Mountain Logic, Inc. ("Green Mountain"). Accordingly, the results of Green Mountain have been included in the accompanying consolidated financial statements since the date of acquisition. The Green Mountain acquisition is further described in Note 3 of the notes to our 2009 consolidated financial statements contained in this Annual Report.

(7)
In 2008, we acquired all of the outstanding membership interests of Clarix LLC ("Clarix"). Accordingly, the results of Clarix have been included in the accompanying consolidated financial statements since the date of acquisition. The Clarix acquisition is further described in Note 3 of the notes to our 2009 consolidated financial statements contained in this Annual Report.

(8)
In 2009, we acquired all of the outstanding common stock of Waban Software, Inc. ("Waban"), all of the outstanding membership interests of Maaguzi LLC ("Maaguzi"), and the Interactive Voice and Web Response Services business ("Covance IVRS/IWRS") of Covance Inc. Accordingly, the results of Waban, Maaguzi and Covance IVRS/IWRS have been included in the accompanying consolidated financial statements since the respective dates of acquisition. The Waban, Maaguzi and Covance IVRS/IWRS acquisitions are further described in Note 3 of the notes to our 2009 consolidated financial statements contained in this Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report.

Overview

        Phase Forward Incorporated is a provider of an integrated clinical research suite of enterprise-level software products, services and hosted solutions for use in our customers' global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CROs, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Fiscal Year

        Our fiscal year ends on December 31. Reference to 2009, for example, refers to the fiscal year ended December 31, 2009.

Repurchase of our Equity Securities

        On November 3, 2009, our board of directors authorized the repurchase of up to $40.0 million of our common stock, par value $0.01 per share, through a share repurchase program. We completed this repurchase program on February 16, 2010. In 2009, 942,862 shares of our common stock had been purchased as part of this repurchase program at an average price of $14.86 per share. On February 12, 2010, our board of directors increased the amount available under the share repurchase program by an additional $25.0 million. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from cash and investments balances. While our board of directors has approved the share purchase guidelines, the timing of the repurchase and the exact number of shares of common stock to be purchased will be determined at our management's discretion, and will depend upon market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The new repurchase program is currently scheduled to terminate on December 31, 2010.

Acquisitions

        From time to time we have expanded our product and service offerings through the acquisition of other businesses or technologies. These transactions include the acquisitions of Clinsoft Corporation ("Clinsoft") in 2001, Lincoln Technologies, Inc. ("Lincoln") in 2005 and the more recent acquisitions of Green Mountain Logic, Inc. ("Green Mountain"), Clarix LLC ("Clarix"), Waban Software, Inc. ("Waban"), Maaguzi LLC ("Maaguzi"), and the Interactive Voice and Web Response Services business ("Covance IVRS/IWRS") of Covance Inc. which are described below.

  Covance IVRS/IWRS

        On August 20, 2009, we acquired the Covance IVRS/IWRS business. The aggregate purchase price was $10.0 million in cash. The results of Covance IVRS/IWRS have been included in our consolidated financial statements since the date of acquisition.

  Maaguzi

        On July 27, 2009, we acquired all of the outstanding membership interests of Maaguzi, a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (ePRO) and late phase solutions. The aggregate purchase price was $11.0 million in cash. The results of Maaguzi have been included in our consolidated financial statements since the date of acquisition.

  Waban

        On April 22, 2009, we acquired all of the outstanding common stock of Waban, a privately-held provider of platform solutions for the automation and compliance of clinical data analysis and reporting. Waban's software, which we have branded our Clinical Development Center product, provides automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data. The aggregate purchase price was $13.8 million in cash. The results of Waban have been included in our consolidated financial statements since the date of acquisition.

  Clarix

        On September 5, 2008, we acquired all of the outstanding membership interests of Clarix, a privately-held provider of Web-integrated interactive response technology, or IRT, for clinical trial management. The Clarix product, which we have branded our Phase Forward IRT product, is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials. The aggregate purchase price was $41.3 million. The results of Clarix have been included in our consolidated financial statements since the date of acquisition.

  Green Mountain Logic

        On October 30, 2007, we acquired all of the outstanding capital stock of Green Mountain, a privately-held process automation software company that provides targeted solutions for the life sciences industry, including the LabPas Phase I clinic automation software. The acquired technology and products of Green Mountain provide us with a solution targeted for Phase I clinical trials. The aggregate purchase price was $5.4 million. The results of Green Mountain have been included in our consolidated financial statements since the date of acquisition.

Litigation Settlement

        None.

Sources of Revenues

        We derive our revenues from software licenses and services of our ICRS products, which can be purchased on a stand-alone basis. Our product line is comprised of four general categories that include the following software products:

  •
  Electronic Data Capture (EDC)

  •
  InForm, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials;

    •
    LabPas, our system for Phase I clinic automation; and

    •
    OutcomeLogix, our ePRO and late phase solution for data capture which supports data entry via web interface and/or mobile interface for handheld devices, which we acquired as a result of the acquisition of Maaguzi, LLC in July 2009.

  •
  Clinical Data Management

  •
  Clintrial, our clinical data management solution; and

  •
  WebSDM, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC; and

  •
  Clinical Development Center, which includes our controlled clinical data repository product for storing and managing clinical trials data (both data and metadata), as well as our metadata-driven controlled statistical control environment for automation and tracking of routine and repetitious statistical programming and analysis, which we acquired as a result of the acquisition of Waban Software, Inc. in April 2009.

  •
  Drug Safety

  •
  Empirica Trace, our adverse event management solution for monitoring drug safety and reporting adverse events that occur during and after conclusion of the clinical trial process;

  •
  Empirica Signal, our data mining and signal detection solution for post-marketing data; and

  •
  Empirica Study (formerly known as CTSD), our signal detection solution for data from clinical trials.

  •
  Interactive Response Technology (IRT)

  •
  Phase Forward IRT (formerly known as Clarix), our Web-integrated interactive response technology; and

  •
  Covance IVRS/IWRS, a legacy phone-integrated interactive response technology, which we acquired from Covance, Inc. in August 2009.

        We generally offer our software products under term enterprise licenses or as a hosted application solution delivered through a standard Web-browser. The following table details these offerings:

Available As:
Product	Term License	Hosted Application
Electronic Data Capture
InForm	Yes	Yes
LabPas	Yes	Yes
OutcomeLogix	No	Yes
Clinical Data Management
Clintrial	Yes	No
WebSDM	Yes	Yes
Clinical Development Center	Yes	Yes
Drug Safety
Empirica Trace	Yes	Yes
Empirica Signal	Yes	Yes
Empirica Study	Yes	Yes
Interactive Response Technology
Phase Forward IRT	No	Yes
Covance IVRS/IWRS	No	Yes

        License revenues are derived principally from the sale of term licenses for our software products while service revenues are derived principally from our delivery of the hosted solutions, consulting services and customer support, including training, for all of our products. We generally recognize revenues ratably over the life of a license or service contract. While we have existing trials running on the Covance IVRS/IWRS system, we do not intend to sell this offering or implement any new trials for use on this system.

        Our backlog consists of the total future value of our customer contracts, whether billed or unbilled. Revenues for a future period are a function of a portion of the beginning backlog, new customer contracts and renewals. Although we do not believe that total backlog is useful to predict revenues in a given period, we do monitor and utilize the amount that is expected to convert to revenues over the next twelve months. As of December 31, 2009, we expect between $200 million and $205 million of our total backlog to be recognized as revenues in 2010.

        One customer, GlaxoSmithKline, accounted for approximately 15% and 12% of our total revenues in the years 2007 and 2008, respectively, and $1.8 million and $0.9 million of accounts receivable outstanding as of December 31, 2007 and 2008, respectively. For the year ended December 31, 2009 no customers accounted for 10% or more of our total revenue for the period. Our top 20 customers accounted for approximately 65%, 62% and 61% of our total revenues, net of reimbursable out-of-pocket expenses, in the years 2007, 2008 and 2009, respectively.

  License Revenues

        We derive our license revenues principally from the sale of term licenses for the following software products: InForm, our Internet-based electronic data capture, or EDC, solution; Clintrial and WebSDM, our clinical data management solutions; our drug safety solutions, including our Empirica Trace, Empirica Signal and Empirica Study products; our LabPas Phase I clinic automation solution; and our Clinical Development Center products for clinical data analysis. Although each of our software solutions is available as a stand-alone enterprise application, we offer integrated enterprise solutions incorporating certain of our electronic data capture, data management and analysis, and drug safety products.

        License revenues for our InForm electronic data capture software solution, either on a stand-alone or integrated basis, are determined primarily by the number, complexity and duration of the clinical trials and the number of participants in each clinical trial. License revenues for our Clintrial, Clinical Development Center, WebSDM, Empirica Trace, Empirica Signal, Empirica Study and LabPas software solutions are determined primarily by the number of users accessing the software solution. Except as discussed below, we enter into software license agreements for our InForm, Clintrial and Empirica Trace products with terms generally of three to five years with payment terms generally annually in advance. License agreements for our other licensed products are generally annual or multi-year with payment terms generally annually in advance. License revenues are recognized ratably over the duration of the software term license agreement, to the extent that amounts are fixed or determinable and collectable.

        We continue to sell additional perpetual licenses of certain products to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. We recognize revenues on the perpetual licenses upon delivery of the software when all other revenue recognition criteria are met. We continue to provide and charge for maintenance and support on our products to those customers who do not convert to our software term license arrangements. We will continue our efforts to convert our entire customer base to software term license arrangements. However, we anticipate that some customers will not convert and instead will continue to make annual customer support payments.

  Service Revenues

        Application Hosting Services.    In addition to making our InForm, LabPas, Clintrial, WebSDM, Clinical Development Center and Empirica software products available to customers through licenses, we offer our InForm, LabPas, WebSDM, Clinical Development Center and Empirica software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. Our Interactive Response Technology and OutcomeLogix solutions are presently available only on a hosted application basis. To date, our hosted solutions have been related primarily to our InForm and Phase Forward IRT offerings. In the future, we may make products that are currently available only through licenses available as hosted applications and products that are currently available only as hosted applications available through licenses.

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

        Revenues resulting from the Phase Forward IRT and Covance IVRS/IWRS hosting service also consist of three stages for each clinical trial:

  •
  First stage—trial and application set up, including design and set up of the subject randomization and medication inventory management, installation and server configuration of the system;

  •
  Second stage—application hosting and related support services; and

  •
  Third stage—services required to close out, or lock, the clinical trial.

        Services provided for the first and third stages of both InForm, Phase Forward IRT and OutcomeLogix are provided on a fixed fee basis depending upon the complexity of the trial and system requirements.

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

        In the event that an application hosting customer cancels a statement of work, all deferred revenues are recognized and all deferred set up costs are expensed. In addition, certain termination-related fees may be charged and if so, such fees are recognized in the period of termination.

        Revenues resulting from hosting services for our Empirica Signal, Empirica Study and WebSDM products consist of installation and server configuration, application hosting and related support services. Services for these offerings are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service.

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

        Cost of Revenues.    Costs of license revenues consist primarily of the amortization of royalties paid for certain modules within our Clintrial software product as well as our InForm software product. In addition, costs of revenues include expense for the amortization of acquired technologies associated with acquisitions. The costs of license revenues vary based upon the mix of revenues from software licenses for our products. We operate our service organization on a global basis as one distinct unit, and do not segment costs for our various service revenue elements. These services include performing application hosting, consulting and customer support services. Costs for these services consist primarily of employee-related costs associated with these services, amortization of the deferred clinical trial set up costs, allocated overhead, outside contractors, royalties associated with providing customer support for use with the Clintrial and InForm software products and reimbursable out-of-pocket expenses. Costs of services also include hosting costs that primarily consist of hosting facility fees and server depreciation and amortization of acquired technologies associated with the acquisition of Clarix and Maaguzi.

        The costs of service revenues vary based upon the number of employees in the service organization, the type of work performed, and royalties associated with revenues derived from providing customer support, as well as costs associated with the flexible use of outside contractors to support internal resources. We supplement the trial design and set up activity for our InForm, Phase Forward IRT and OutcomeLogix application hosting services through the use of outside contractors. This allows us to utilize outside contractors in those periods where trial design and set up activity is highest while reducing the use of outside contractors in those periods where trial activity lessens, allowing for a more flexible delivery model. The percentage of the services workforce represented by outside contractors varies from period to period depending on the volume of specific support required. The costs of service revenues is significantly higher as a percentage of revenues as compared to our costs of license revenues primarily due to the employee-related and outside contractor expenses associated with providing services.

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

        Sales and Marketing.    Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising, allocated overhead and the amortization of commissions. In addition, sales and marketing include expense for the amortization of intangible assets associated with our acquisitions.

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

        Lease Exit Costs.    Lease exit costs were $0.5 million in 2008 resulting from the relocation of our corporate headquarters in December 2008. These costs include approximately $0.4 million relating to the estimated future obligation under the non-cancelable lease, which expired in February 2009, for our prior headquarters location and approximately $0.1 million of write-offs of related abandoned leasehold improvements and fixed assets associated with this lease. For the year ended December 31, 2009 there were no lease exit costs.

        In-process Research and Development.    In-process research and development expense represents product development efforts that were under way at Green Mountain at the time of acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: (1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or (2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the date of the acquisition, Green Mountain had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific research and development projects. The fair value of the in-process research and development effort was, therefore, expensed at the time of the acquisition. The estimated fair market value was determined using a discounted cash flow model, based on a discount rate which took into consideration the nature of the expected product to be developed, history of successful new product introduction, and the project's relatively short development time. Key assumptions used in the in-process research and development valuation consisted of the expected completion date for the in-process project, revenue and expense projections assuming future release of the product, and a risk-adjusted discount rate. Starting in 2009 the Company adopted Accounting Standards Codification ("ASC") 805, Business Combinations and accordingly all in-process research and development acquired is capitalized as an intangible asset.

        Impairment of intangible assets.    Based on the results of our annual impairment analysis, we recorded an impairment charge of $2.3 million related to the trade name acquired as part of the Clarix acquisition in 2008. The trade name, which was originally considered to have an indefinite useful life, was determined to be impaired during the fourth quarter of 2009. Additionally, based upon our impairment review, we determined that the Clarix trade name now has a definite life of four years. Accordingly, we began to amortize the remaining fair value of the trade name over this period beginning in the fourth quarter of 2009.

        Stock-Based Compensation Expenses.    Our cost of service revenues, sales and marketing, research and development, and general and administrative expenses include stock-based compensation expense. Stock-based compensation expense is the fair value of outstanding stock options and restricted stock awards and units, which are recognized over the respective stock option and award or unit service periods. During 2007, 2008 and 2009, we recorded $5.6 million, $8.3 million and $13.3 million of aggregate stock-based compensation expense, respectively.

Foreign Currency Translation

        With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In 2007, 2008 and 2009, approximately 49%, 44% and 39%, respectively, of our revenues were generated in locations outside the United States. During the same periods, 35%, 31% and 25%, respectively, of our revenues were in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions with our audit committee, including those related to revenue recognition, deferred set up costs, commissions and royalties, accounts receivable reserves, stock-based compensation expense, long-lived assets, intangibles assets and goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to these estimates for the periods presented in this Annual Report. Our actual results may differ from these estimates under different assumptions or conditions.

        We believe that of our significant accounting policies, which are described in Note 2 of the notes to our 2009 consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

        We generally enter into software term licenses for our InForm, Clintrial, Empirica Trace and Clinical Development Center products with our customers for 3- to 5-year periods. License agreements for our Empirica Signal, Empirica Study and WebSDM products are generally annual or multi-year terms. We do not license our Phase Forward IRT, OutcomeLogix and Covance IVRS/IWRS products, which are presently hosted applications. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

        We continue to sell additional perpetual licenses for the Clintrial, Empirica Trace and Clinical Development Center software products in certain situations to our existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. For our Clintrial and Empirica Trace products we have established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. For our Clinical Development Center products vendor specific objective evidence of fair value for the customer support has not been established, and therefore, revenue for the entire agreement is recognized ratably over the term of the underlying support agreement. We continue to generate customer support and maintenance revenues from our perpetual license customer base. Training revenues are recognized as earned.

        In addition to making our InForm, LabPas, Clintrial, WebSDM, Clinical Development Center and Empirica software products available to customers through licenses, we offer our InForm, LabPas, WebSDM, Clinical Development Center and Empirica software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. Our Interactive Response Technology and OutcomeLogix solutions are presently available only on a hosted application basis. To date, our hosted solutions have been related primarily to our InForm and Phase Forward IRT offerings. In the future, we may make products that are currently available only through licenses available as hosted applications and products that are currently available only as hosted applications available through licenses.

        Revenues resulting from InForm and OutcomeLogix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Revenues resulting from Phase Forward IRT and Covance IVRS/IWRS application hosting services also consist of three stages for each clinical trial: the first stage involves application set up, including design and set up for the subject randomization and medication inventory management, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for InForm, Phase Forward IRT, OutcomeLogix and Covance IVRS/IWRS for the first and third stages are provided on a fixed fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. We recognize revenue from all stages of the InForm, Phase Forward IRT, OutcomeLogix and Covance IVRS/IWRS hosting service ratably over the hosting period. Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the services are billed based upon milestones. Fees for application hosting and related services in the second stage are billed quarterly in advance. Bundled into this revenue element are the revenues attributable to the software license used by the customer.

        Revenues resulting from hosting services for our Empirica Signal, Empirica Study and WebSDM products consist of installation and server configuration, application hosting and related support services. Services for these offerings are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service.

        In the event that an application hosting customer cancels its related statement of work, all deferred revenues are recognized and all deferred set up costs are expensed. In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

        We deferred $3.4 million, $4.5 million and $5.2 million of set up costs and amortized $2.7 million, $3.9 million and $3.6 million of set up costs in 2007, 2008 and 2009, respectively. The amortization of deferred set up costs is a component of cost of services.

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

        Accounting for Prepaid Sales Commissions and Royalties.    For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us. We deferred $9.4 million, $9.4 million and $9.8 million of commissions and amortized to sales and marketing expense $7.5 million, $8.6 million and $7.8 million in 2007, 2008 and 2009, respectively. Royalty obligations are based upon the license and customer support revenues earned for certain products in an arrangement. We have the right to recover the royalties in the event the arrangement is cancelled. We deferred $2.5 million, $2.6 million and $2.5 million of royalties and amortized to cost of revenues $2.6 million, $2.7 million and $2.5 million in 2007, 2008 and 2009, respectively.

        Accounts Receivable Reserve.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information available to us. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable reserves were $0.3 million, $0.6 million and $0.8 million as of December 31, 2007, 2008 and 2009, respectively.

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

        Accounting for Stock-Based Awards.    On January 1, 2006, we started to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method and therefore has not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for our initial public offering), based on the estimated grant-date fair value.

        For service-based options and restricted stock units and awards, we recognize compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, we recognize expense over the estimated performance period. In addition the benefits of tax deductions in excess of recognized stock-based compensation is reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing net operating cash flows and increasing net financing cash flows in certain periods. To date, we have not recorded these benefits as they have not been realized.

        We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. See Note 2 of the notes to our 2009 consolidated financial statements included in this Annual Report for further discussion.

        During 2007, 2008 and 2009, we recorded $5.6 million, $8.3 million and $13.3 million of aggregate stock-based compensation expense, respectively. For the years ended 2007, 2008 and 2009, stock-based compensation expense reduced basic earnings per share by $0.21, $0.13 and $0.19, respectively, and diluted earnings per share by $0.20, $0.12 and $0.18, respectively. As of December 31, 2009, we had $29.8 million of unrecognized stock-based compensation expense related to stock-based awards that we expect to recognize over a weighted average period of 2.43 years.

  Other Significant Estimates

        Goodwill and Intangible Assets Impairment.    We review the carrying value of goodwill and intangible assets annually based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of our operating results in future periods. Actual results may differ materially from these estimates. The timing and size of impairment charges, if any, involves the application of management's judgment regarding the estimates and could significantly affect our operating results.

Overview of Results of Operations for the Years Ended December 31, 2008 and 2009

        Total revenues increased by 25%, or $43.1 million, in 2009 compared to 2008 primarily due to an increase in total service revenues of 31%, or $35.9 million, and to a lesser extent, an increase in license revenues of 14%, or $7.1 million. Our revenue growth included a 40% increase in revenues from contract research organizations, or CROs, which increased to $47.9 million from $33.7 million. The increase in services revenues is primarily associated with revenues from application hosting services due to increased production trials under management for our InForm license customers as well as trials under management as a result of our recent acquisitions of Clarix, Maaguzi, and Covance IVRS/IWRS. Through these recent acquisitions, our objective is to provide an Integrated Clinical Research Suite (ICRS) of technology solutions, which consists of multiple products that can be purchased on a stand-alone basis, to automate and integrate the entire clinical development process from study initiation and regulatory submission through post-approval trials. Our ability to provide ICRS as a single source vendor and to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenues.

        Our gross margin increased by 24%, or $23.6 million, in 2009 compared to 2008, primarily due to a higher increase in revenues in relation to cost of revenues. The increase in gross margins is primarily due to the increase in services gross margin resulting from higher services revenues and lower services expense as a percentage of related revenues. With the continued shift in our revenues from license revenues to services revenues associated primarily with our recent acquisitions and our ICRS strategy, our ability to continue to maintain our overall gross margins will depend on our ability to continue to increase services efficiencies and lower our cost of delivery.

        Operating income in 2009 of $11.2 million decreased by $5.2 million, or 32%, compared to 2008. Operating income for 2008 and 2009 included $8.3 million and $13.3 million of stock-based compensation expense, respectively, and $1.6 million and $3.7 million of amortization expense related to acquisitions, respectively. We expect to increase operating income through increased revenues from our recent acquisitions and execution of our ICRS strategy and through our ability to lower services and operating expenses as a percentage of revenues through improved efficiencies throughout our services organization and leveraging our operating expenses as revenues continue to increase.

        The results of 2009 compared to 2008 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $3.1 million, or 2% of revenues, and a decrease in expense of approximately $4.7 million, or 3% of expenses.

        As of December 31, 2009, we had $109.1 million of unrestricted cash, cash equivalents and short-term investments, a decrease of $50.3 million from $159.4 million at December 31, 2008. In addition, as of December 31, 2009, we had $26.4 million in long-term investments and $4.3 million in current-assets associated with a securities settlement agreement with UBS AG. As of December 31, 2009, we had no outstanding debt.

  Revenues

	Year Ended December 31,
	2008		2009		Change
Revenues by Product Line(1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$128,466	75%	$155,065	73%	$26,599	21%
Clinical data management	23,086	14	22,798	11	(288)	(1)
Safety	16,786	10	23,373	10	6,587	39
Interactive response technology	1,846	1	12,021	6	10,175	551

Total	$170,184	100%	$213,257	100%	$43,073	25%

(1)
Revenues by Product Line include product license revenues and product-related service revenues.

        The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $17.6 million, and to a lesser extent, the introduction of our OutcomeLogix product offering following the acquisition of Maaguzi in July 2009. In addition, there were increases in license revenues and consulting services revenues of $5.7 million and $0.7 million, respectively. The increase in safety was primarily due to increases in consulting services, license revenue and application hosting services of $5.3 million, $1.3 million and $0.7 million, respectively. The increase in interactive response technology revenues is primarily related to the 2009 period including a full year of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only includes four months of revenue related to that acquisition. To a lesser extent the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.

	Year Ended December 31,
	2008		2009		Change
Revenues by Type	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$52,704	31%	$59,837	28%	$7,133	14%
Application hosting services	90,784	53	120,366	57	29,582	33
Consulting services	13,904	8	19,693	9	5,789	42
Customer support	12,792	8	13,361	6	569	4

Total	$170,184	100%	$213,257	100%	$43,073	25%

        Total revenues increased in 2009 as compared to 2008, primarily due to increases in application hosting and license revenues. The increase in 2009 revenues associated with our application hosting services was partially due to a 17% increase in production trials under management from approximately 920 at the end of 2008 to approximately 1,072 at the end of 2009, which includes application hosting services trials, InForm production trials and trials hosted for our InForm license customers. The increase in production trials relates to a relative increase in the number of customers who purchase all trial-related services from us, customers who license InForm and build their own studies. Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisitions of Clarix, Maaguzi and Covance IVRS/IWRS, with Phase Forward IRT production trials increasing 141% from 64 at the end of 2008 to 154 at the end of 2009. The increase in license revenues was primarily the result of additional electronic data capture revenues from both new and existing customers, and to a lesser extent, growth in sales relating to our safety products. The increase in consulting services was primarily attributable to additional revenue related to consulting services provided for our safety products for both new and existing customers, and to a lesser extent, growth in sales relating to our electronic data capture products.

The increase in customer support revenues was primarily due to increases in safety product and electronic data capture. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Year Ended December 31,
	2008		2009
					Change
		Percentage of Revenues		Percentage of Revenues
Revenues by Geography	Amount		Amount		Amount	%
	(in thousands)
North America	$94,555	56%	$130,536	61%	$35,981	38%

United Kingdom	51,417	30	57,572	27	6,155	12
France	15,099	9	15,788	8	689	5
Asia Pacific	9,113	5	9,361	4	248	3

International subtotal	75,629	44	82,721	39	7,092	9

Total	$170,184	100%	$213,257	100%	$43,073	25%

        The increase in revenues worldwide was primarily due to an increase in electronic data capture revenues, interactive response technology revenues and safety revenues of $26.6 million, $10.2 million and $6.6 million, respectively. The increase in North American revenues is primarily related to an increase in electronic data capture revenues, interactive response technology revenues and safety revenues of $19.7 million, $10.1 million and $5.1 million, respectively. The increase in interactive response technology revenues is primarily a result of the 2009 period including a full year of application hosting services revenues relating to the acquisition of Clarix in September 2008, while the 2008 period only includes four months of revenues related to that acquisition. To a lesser extent, the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009. The increase in international revenues is primarily the result of increases in electronic data capture revenues and safety revenues of $6.9 million and $1.5 million, respectively. These increases were partially offset by a decrease in clinical data management revenues of $1.4 million.

  Cost of Revenues

	Year Ended December 31,
	2008		2009		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$2,715	5%	$2,519	1%	$(196)	(7)%
Services	70,225	60	89,916	42	19,691	28

Total	$72,940	43%	$92,435	43%	$19,495	27%

        The cost of license revenues decreased in 2009 primarily due to a decrease in the cost of royalties associated with our InForm software product of $0.2 million. The increase in cost of services in 2009 was primarily due to increases in employee-related expenses of $8.3 million related to a headcount increase of 100 people, and increases in depreciation and amortization and facilities expenses of $4.0 million and $2.5 million, respectively. We also had expense increases for outside contractors, network hosting services, telephone and internet access and computer-related expenses of $2.0 million, $1.1 million, $0.8 million and $0.8 million, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories.

  Gross Margin

	2008		2009		Change
Gross Margin	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$49,989	95%	$57,318	96%	$7,329	15%
Services	47,255	40	63,504	41	16,249	34

Total	$97,244	57%	$120,822	57%	$23,578	24%

        The overall gross margin percentage remained the same in 2009 as compared to 2008. The license gross margin percentage increased in 2009 as compared to 2008 due to increased license sales in products that do not carry an associated royalty expense. The services gross margin percentage increased during 2009 due to lower services expenses as a percentage of related revenues. This was due to increased efficiencies resulting in a decrease in services expense per services employee. It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

  Operating Expenses

	Year Ended December 31,
	2008		2009		Change
Operating Expenses	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Sales and marketing	$28,021	16%	$33,750	16%	$5,729	20%
Research and development	25,500	15	37,526	17	12,026	47
General and administrative	26,821	16	36,067	17	9,246	34
Impairment of intangible assets	—	—	2,293	1	2,293	100
Lease exit costs	527	—	—	—	(527)	(100)

Total	$80,869	47%	$109,636	51%	$28,767	36%

        Sales and Marketing.    Sales and marketing expenses increased in 2009 primarily due to employee-related expense of $1.8 million related to a headcount increase of 24 people, as well as an increase in amortization of intangible assets of $1.0 million. We also had increases in marketing expenses, stock-based compensation, facilities expenses and depreciation expenses of $0.8 million, $0.7 million, $0.5 million and $0.3 million, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available. We expect that such increases may fluctuate, however, due to the timing of marketing programs.

        Research and Development.    Research and development expenses increased in 2009 primarily due to employee-related expenses of $6.8 million related to a headcount increase of 77 people. We also had expense increases related to stock-based compensation, facilities expenses, depreciation and telephone and internet access expenses of $2.6 million, $1.5 million, $0.5 million and $0.5 million, respectively. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

        General and Administrative.    General and administrative expenses increased in 2009 primarily due to increases related to employee-related expenses of $3.4 million related to a headcount increase of 20 people, as well as increases in stock-based compensation expense of $1.3 million, and computer-related expenses of $0.9 million. We also had expense increases related to outside contractors, facilities, depreciation and professional fees expenses of $0.8 million, $0.7 million, $0.7 million and $0.7 million, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

        Impairment of intangible assets.    Based on the results of our annual impairment analysis, we recorded an impairment charge of $2.3 million related to the trade name acquired as part of the Clarix acquisition in 2008. The trade name, which was originally considered to have an indefinite useful life, was determined to be impaired during the fourth quarter of 2009. Additionally, based upon our impairment review, we determined that the Clarix trade name now has a definite life of four years. Accordingly, we began to amortize the remaining fair value of the trade name over this period beginning in the fourth quarter of 2009.

        Lease exit costs.    Lease exit costs were $0.5 million in 2008, resulting from the relocation of our corporate headquarters from 880 Winter Street to 77 Fourth Avenue in Waltham, Massachusetts. These costs include approximately $0.4 million relating to the estimated future obligation under the prior non-cancelable lease and approximately $0.1 million of write-offs for related abandoned leasehold improvements and fixed assets associated with this lease. There were no lease exit costs in 2009.

  Other Income (Expense)

	Year Ended December 31,
	2008		2009		Change
Other Income	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Interest income	$5,863	3%	$1,744	1%	$(4,119)	(70)%
Other, net	(1,039)	—	513	—	1,552	149

Total other income	$4,824	3%	$2,257	1%	$(2,567)	(53)%

        The decrease in interest income in 2009 was primarily due to the net decrease in cash and cash equivalents and short and long-term investments as well as a decline in interest rates. The increase in other, net in 2009 was primarily due to increases in the fair value associated with our auction rate securities.

  Provision for Income Taxes

	Year Ended December 31,
	2008		2009		Change
Provision for income taxes	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Provision for income taxes	$7,354	4%	$5,397	3%	$(1,957)	27

        Our effective tax rates for 2008 and 2009 were 35% and 40%, respectively. The increase in our effective tax rate is primarily due to an increase in non-deductable stock-compensation expense. Our statutory tax rate for 2008 and 2009 was 38%. See Note 6 of the notes to our 2009 consolidated financial statements contained in this Annual Report for further discussion.

Overview of Results of Operations for the Years Ended December 31, 2007 and 2008

        Total revenues increased by 27%, or $35.9 million, in 2008 compared to 2007 primarily due to an increase in total service revenues of 37%, or $32.0 million, and to a lesser extent, an increase in license revenues of 8%, or $3.9 million.

        Our gross margin increased by 23%, or $18.4 million, in 2008 compared to 2007, primarily due to the increase in service revenues. Services gross margin increased $14.8 million, or 46%, due to increased revenues and increased efficiencies in the service organization. In addition, gross license margin increased $3.6 million, or 8%.

        Operating income in 2008 of $16.4 million increased by $3.4 million, or 26%, compared to 2007. Operating income for 2007 and 2008 included $5.6 million and $8.3 million, respectively, of stock-based compensation expense.

        The results of 2008 compared to 2007 were impacted by foreign exchange rate fluctuations, resulting in an increase in revenue of approximately $2.5 million, or 2% of revenues, and a decrease in expense of approximately $0.5 million, or less than 1% of expenses.

        As of December 31, 2008, we had $159.4 million of unrestricted cash, cash equivalents and short-term investments, an increase of $0.9 million from $158.6 million at December 31, 2007. In addition, as of December 31, 2008, we had $18.0 million in long-term investments and $5.3 million in long-term assets associated with a securities settlement agreement with UBS AG. In September, 2008, we acquired Clarix for an aggregate purchase price of $41.3 million. As of December 31, 2008, we had no outstanding debt.

  Revenues

	Year Ended December 31,
	2007		2008		Change
Revenues by Product Line(1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Electronic data capture	$96,997	72%	$128,466	75%	$31,469	32%
Clinical data management	21,199	16	23,086	14	(1,887)	9
Safety	16,093	12	16,786	10	693	4
Interactive response technology	—	—	1,846	1	1,846	NM *

Total	$134,289	100%	$170,184	100%	$35,895	27%

(1)
Revenues by Product Line include product license revenues and product-related service revenues.

*
Not meaningful

        The increase in electronic data capture revenues in 2008 is primarily due to increases in application hosting services and license revenues of $31.1 million and $2.7 million, respectively, compared to the same period in 2007. These increases are partially offset by decreases in both consulting services and customer support, totaling $2.2 million. The increase in clinical data management revenues can be attributed to an increase in license revenues and consulting services revenues of $1.2 million and $0.8 million, respectively. The increase in safety revenues is primarily due to increases in application hosting services and customer support of $0.3 million and $0.2 million, respectively. The inclusion of interactive response technology revenues in 2008 is due to the introduction of a new offering following the acquisition of Clarix on September 5, 2008.

	Year Ended December 31,
	2007		2008		Change
Revenues by Type	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
License	$48,784	36%	$52,704	31%	$3,920	8%
Application hosting services	57,563	43	90,784	53	33,221	58
Consulting services	13,346	10	13,904	8	558	4
Customer support	14,596	11	12,792	8	(1,804)	(12)

Total	$134,289	100%	$170,184	100%	$35,895	27%

        Total revenues increased in 2008 as compared to 2007, primarily due to increases in application hosting services and license revenues. The increase in 2008 revenues associated with our application hosting services was due to a 19% increase in InForm production trials under management from approximately 770 at the end of 2007 to approximately 920 at the end of 2008, which includes both InForm application hosting services trials as well as trials hosted for our electronic data capture license customers. The increase in InForm production trials is primarily from customers who purchase all trial-related services from us and who do not have a separate license to InForm, as well as an increase in the average fee per trial. Our application hosting services also increased due to the impact of additional trials under management as a result of our recent acquisition of Clarix. The decrease in customer support revenues in 2008 was due primarily to decreases in both training services and software support revenues related to electronic data capture, primarily InForm. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Year Ended December 31,
	2007		2008
					Change
		Percentage of Revenues		Percentage of Revenues
Revenues by Geography	Amount		Amount		Amount	%
	(in thousands)
North America	$68,283	51%	$94,555	56%	$26,272	38%

United Kingdom	46,575	35	51,417	30	4,842	10
France	11,901	9	15,099	9	3,198	27
Asia Pacific	7,530	5	9,113	5	1,583	21

International subtotal	66,006	49	75,629	44	9,623	15

Total	$134,289	100%	$170,184	100%	$35,895	27%

        The increase in revenues worldwide was primarily due to an increase in application hosting service and license revenues. The increase in North American revenues is primarily related to additional application hosting services as well as an increase in electronic data capture and clinical data management license revenues. The growth in international revenues is primarily related to additional application hosting services as well as an increase in consulting revenues related to clinical data management, electronic data capture and safety revenues.

  Cost of Revenues

	Year Ended December 31,
	2007		2008		Change
Costs of Revenues	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
	(in thousands)
License	$2,361	5%	$2,715	5%	$354	15%
Services	53,098	62	70,225	60	17,127	32

Total	$55,459	41%	$72,940	43%	$17,481	32%

        The costs of license revenues increased in 2008 primarily due to a $0.4 million increase in amortization of intangible assets. The increase in cost of services in 2008 was primarily due to increases in employee-related and outside contractor expenses of $7.6 million and $4.5 million, respectively, associated with a headcount increase of 138 people, of which 66 came from the Clarix acquisition, and the delivery of increased services revenues. We also had expense increases for depreciation, stock-based compensation, and hosting facility fees of $2.0 million, $1.0 million and $0.9 million, respectively. Other cost of services expense increased in 2008 by approximately $0.9 million, including facilities, telephone and royalty expenses.

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

  Operating Expenses

	Year Ended December 31,
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

*
Not meaningful

        Sales and Marketing.    Sales and marketing expenses increased in 2008 primarily due to a $1.2 million increase in commission expense related to an increase in orders and revenues, as well as an increase of $0.7 million in employee-related expenses associated with a headcount increase of 11 people. We also experienced increases in stock-based compensation expense of $0.3 million, amortization expense of $0.2 million and recruiting, travel and outside contractor expenses of approximately $0.3 million.

        Research and Development.    Research and development expenses increased in 2008 primarily due to employee-related expenses of $2.8 million associated with a headcount increase of 24 people. There were also expense increases for outside contractors and stock-based compensation expense and facilities, recruiting and depreciation expense of $1.4 million, $.04 million and $0.5 million, respectively.

        General and Administrative.    General and administrative expenses increased in 2008 primarily due to an increase in employee-related expenses of $2.6 million and stock-based compensation expense of $1.2 million, related to a headcount increase of 36 people as well as an increase in bonuses. In addition, we had increases in depreciation expense, professional expense, computer-related and bad debt expense of $0.7 million, $0.5 million, $0.4 million and $0.2 million, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories. Furthermore, there were increases in other general and administrative expenses including recruiting, outside contractors' expense, travel and facilities expenses of $0.7 million.

        Lease Exit Costs.    Lease exit costs were $0.5 million in 2008, resulting from the relocation of our corporate headquarters from 880 Winter Street to 77 Fourth Avenue in Waltham, Massachusetts. These costs include approximately $0.4 million relating to the estimated future obligation under the prior non-cancelable lease and approximately $0.1 million of write-offs for related abandoned leasehold improvements and fixed assets associated with this lease.

        In-Process Research and Development.    In-process research and development expenses were $0.3 million in 2007, resulting from the 2007 acquisition of Green Mountain. In-process research and development expense represents product development efforts that were under way at Green Mountain at the time of acquisition for which technological feasibility had not yet been established. There were no in-process research and development expenses resulting from the acquisition of Clarix in 2008.

  Other Income (Expense)

	Year Ended December 31,
	2007		2008		Change
Other Income	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
	(in thousands)
Interest income	$7,081	5%	$5,863	3%	$(1,218)	(17)%
Other expense	(35)	—	(1,039)	—	(1,004)	NM *

Total other income	$7,046	5%	$4,824	3%	$(2,222)	(29)%

*
Not meaningful

        The decrease in interest income in 2008 was primarily due to a decrease in interest rates. The increase in other expense is primarily attributable to a net $0.7 million loss associated with the $6.0 million impairment loss on our auction rate securities, offset by a $5.3 million gain recorded on the securities settlement agreement. In addition, we had foreign exchange losses associated with exchange rate fluctuations.

  (Benefit from) Provision for Income Taxes

	Year Ended December 31,
	2007		2008		Change
Benefit/provision for income taxes	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	$
	(in thousands)
(Benefit from) provision for income taxes	$(9,170)	(7)%	$7,354	4%	$16,524	NM*

*
Not meaningful

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

Non-GAAP Financial Information

        We provide non-GAAP revenues, income from operations, net income, and net income per share applicable to common stockholders data as additional information for our operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe these non-GAAP measures are useful to investors because this supplemental information facilitates comparisons to prior periods. We use these non-GAAP measures to evaluate our financial results, develop budgets and manage expenditures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to the comparable GAAP results.

        The table below presents a reconciliation of GAAP to non-GAAP revenues, income from operations and net income and net income per share applicable to common stockholders for the three and twelve months ended December 31, 2008 and 2009. Non-GAAP results exclude the impact of stock-based compensation expense, amortization of intangible assets, the effects of purchase accounting adjustment to record deferred revenues and backlog assumed in acquisitions at fair value, impairment of intangible assets and restructuring expenses.

Reconciliation of GAAP Revenues, GAAP Income From Operations and GAAP Net Income (Loss) to
Non-GAAP Revenues, Non-GAAP Income From Operations and Non-GAAP Net Income (Loss)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2008	2009	2008	2009
TOTAL REVENUES:
GAAP total revenues	$48,322	$58,821	$170,184	$213,257
Deferred revenues and backlog adjustments related to acquisitions(1)	779	597	980	2,995

Non-GAAP total revenues	$49,101	$59,418	$171,164	$216,252

INCOME FROM OPERATIONS:
GAAP income from operations	$3,372	$539	$16,375	$11,186
Stock-based compensation expense	2,314	4,107	8,345	13,297
Amortization of intangible assets	505	1,174	1,580	3,708
Deferred revenues and backlog adjustments related to acquisitions(1)	779	597	980	2,995
Lease exit costs	527	—	527	—
Impairment of intangible assets	—	2,293	—	2,293
Restructuring	—	—	—	86

Non-GAAP income from operations	$7,497	$8,710	$27,807	$33,565

NET INCOME (LOSS):
GAAP net income (loss)	$2,708	$(68)	$13,845	$8,046
Stock-based compensation expense, net of tax	1,715	3,019	5,449	8,969
Amortization of intangible assets, net of tax	374	863	1,032	2,501
Deferred revenues and backlog adjustments related acquisitions, net of tax(1)	577	439	618	2,020
Lease exit costs, net of tax	391	—	333	—
Impairment of intangible assets, net of tax	—	1,691	—	1,547
Restructuring, net of tax	—	—	—	59

Non-GAAP net income	$5,765	$5,944	$21,277	$23,142

GAAP net income per share applicable to common stockholders:
Diluted	$0.06	$(0.00)	$0.32	$0.18

Non-GAAP net income per share applicable to common stockholders:
Diluted	$0.13	$0.13	$0.48	$0.52

(1)
Fair value adjustments to deferred revenues and backlog. Purchase accounting requires that deferred revenue assumed in an acquisition be recorded and subsequently recognized at its fair value as of the time of the acquisition. Consequently, we do not recognize the full amount of these deferred revenues and backlog. We add back non-GAAP revenues associated with deferred revenues and backlog that were excluded as a result of purchase accounting adjustments, as we believe that this provides information about the operating impact of the acquired business in a manner consistent with the revenue recognition for our pre-existing products and services.

Liquidity and Capital Resources

        Our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments totaling $177.5 million and $135.5 million at December 31, 2008 and 2009, respectively, and accounts receivable of $40.0 million and $56.0 million, respectively. For the years ended December 31, 2008 and 2009 we had no outstanding debt and, in general, we do not enter into long-term binding purchase commitments. We currently expect to retain any future earnings for use in the operation and expansion of our business, including our stock repurchase program, and do not anticipate paying any cash dividends on our common stock.

        We believe that our existing cash, cash equivalents, short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services and the continuing market acceptance of our products and services. From time to time, we may also enter into agreements with respect to potential investments in, or acquisitions of, businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

        Substantially all of our long-lived assets as of December 31, 2008 and December 31, 2009 are located in the United States.

  Net Operating Loss Carryforwards

        At December 31, 2009, we had $19.2 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income, which may reduce our future cash tax liability. In addition, we had $20.3 million of net operating losses resulting from excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases to stockholders' equity in the periods in which the losses are utilized to reduce tax payments. At December 31, 2009, we had $3.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes. In addition, we had $0.4 million of federal research and development tax credits resulting from excess tax deductions related to stock-based compensation, the benefits of these credits will be realized through increases to stockholders' equity in the periods in which the credits are utilized to offset future U.S. taxes. The net operating loss and tax credit carryforward periods extend through 2029. We also had $4.5 million of research and development tax credit carryforwards and $1.4 million of investment tax credits that may be utilized to offset future Massachusetts state taxable income. The Massachusetts research and development tax credit carryforward period extends through 2024. The Massachusetts investment tax credits begin to expire in 2010. The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. We currently expect to realize the benefit of all recorded deferred tax assets as of December 31, 2009. Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

        We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.6 million as of December 31, 2009 have been excluded from the contractual obligations table below under Contractual Obligations. For further information on unrecognized tax benefits, see Note 6 in the notes to our 2009 consolidated financial statements included in this Annual Report.

  Auction Rate Securities

        Included within our investment portfolio at December 31, 2008 and 2009 were $24.1 million and $23.8 million, respectively, of auction rate securities, or ARS, at par value, which are classified as long-term investments and short-term investments, respectively, on our consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

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

        In prior periods and up through the execution of our signed settlement agreement with UBS in November 2008, the ARS were classified as available-for-sale securities and were reported at fair value, with temporary unrealized gains/(losses) excluded from earnings and reported in a separate component of stockholders' equity and other-than-temporary unrealized losses included in earnings. Upon the execution of the settlement agreement with UBS, we elected to make a one-time transfer of the ARS from available-for-sale securities to trade securities. Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities will be included in earnings.

        We performed a fair value calculation of our ARS as of December 31, 2008 and 2009. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, we concluded that the fair value of these ARS at December 31, 2008 was $18.0 million, a decline of $6.0 million from par value. As our signed settlement agreement with UBS indicates that we intend to sell our ARS to UBS affiliates before their stated maturity under the ARS terms, the decline in fair value was deemed other-than-temporary. Accordingly, we recorded a loss on these securities of $6.0 million in our consolidated statement of income for the year ended December 31, 2008.

As of December 31, 2009, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly they were reclassified from long-term investments to short-term investments in the consolidated balance sheet as of December 31, 2009. As of December 31, 2009, we concluded that the fair value of these ARS was $19.4 million and therefore, we recorded a change in fair value of the securities of $1.6 million in our consolidated statement of income for the year ended December 31, 2009.

        We elected to measure the fair value of the settlement agreement (the "put option") under the fair value option. Fair value was determined using a discounted cash flow method which considered the following factors: the term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, we concluded that the fair value of the put option was $5.3 million. Accordingly, we recorded a gain of $5.3 million in the consolidated statement of income for the year ended December 31, 2008 with a corresponding long-term asset, "securities settlement agreement" in the consolidated balance sheet at December 31, 2008. As of December 31, 2009, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly we reclassified the fair value of the "securities settlement agreement" from long-term-assets to current assets in the consolidated balance sheet and concluded that the fair market value of the securities settlement agreement was $4.3 million, resulting in a decrease of $1.0 million in fair value being recorded in our consolidated statement of income for the year ended December 31, 2009.

Cash Flows

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

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $33.4 million in 2009, which was more than net income of $8.0 million. The difference is primarily due to non-cash adjustments of $17.1 million of depreciation and amortization expense, $13.3 million of stock-based compensation expense, $2.6 million of deferred income tax expense, a $2.3 million impairment of intangible assets and a $1.0 million gain in fair value on the securities settlement agreement, partially offset by a $1.6 million change in the fair value of investments offset by other various changes in working capital accounts.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $109.5 million during 2009, which was primarily due to the purchase of short-term and long-term investments of $107.5 million, cash paid for the acquisitions of Maaguzi, Waban and Covance IVRS/IWRS of $34.7 million, and capital expenditures of $29.2 million. These decreases in cash were partially offset by $61.5 million of proceeds from maturities of short-term and long-term investments.

        Net Cash Used In Financing Activities.    Net cash used in financing activities was $14.4 million in 2009, consisting of the purchase of treasury stock of $14.0 million and withholding taxes associated with the vesting of restricted stock awards of $2.9 million, partially off-set by proceeds from the issuance of common stock of $2.5 million.

Contractual Obligations

        Our principal commitments consist of obligations under non-cancelable operating leases for office space. The following table of our material contractual obligations as of December 31, 2009 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$83,440	$10,041	$19,166	$17,552	$36,681

Total	$83,440	$10,041	$19,166	$17,552	$36,681

        The above table includes the lease entered into on February 13, 2008 with BP Fourth Avenue, L.L.C. to secure office space for our corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the lease was December 2008.

        The lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We are not required to pay any rent for the first three months of the initial lease term. Thereafter, the annual rent on the lease for years one through five will be $6.6 million, or approximately $0.5 million per month. For years six through ten, the annual rent will be $7.2 million, or approximately $0.6 million per month. The total base rent payable in the initial term is $69.1 million.

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

        In connection with the signing of the lease for our current headquarters, we have deposited with the landlord an unconditional, irrevocable letter of credit in the landlord's favor in the amount of $1.0 million.

        The above table also includes the lease which we entered into on August 17, 2009 with KBS Five Tower Bridge, L.L.C. to secure office space for our IRT business operations at 300 Barr Harbor Drive, West Conshohocken, Pennsylvania. The commencement date for occupancy under the lease was September 2009. The lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The annual rent under this lease for the first year is $1.3 million, or approximately $0.1 million per month, with annual escalations in rent for each subsequent year in the amount fifty cents per square foot. The total base rent payable in the initial term is $14.2 million.

        In addition to base rent, commencing on January 1, 2012, the lease for our IRT operations requires us to pay our proportionate share of the amount by which defined operating expenses incurred by the landlord exceed the base year operating expenses, as defined in the lease. The lease also requires us to pay our proportionate share of the amount by which real estate taxes paid or incurred by the landlord exceed the tax base year, as defined in the lease.

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, cash flows, or accounting policies.

        In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 had no impact on our financial condition or results of operations.

        In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805 could materially change the accounting for business combinations consummated subsequent to January 1, 2009, and was effective for our acquisitions of Waban, Maguzzi and Covance IVRS/IWRS in 2009.

        In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP FAS 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805). The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008. To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses acquired. However, it may have a material impact on how we account for future acquisitions.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.

ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We adopted ASU No. 2009-13 on January 1, 2010 and do not expect that the adoption of this guidance will have a material effect on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to a variety of market risks, including changes in interest rates and the market value of our investments.

  Financial Instruments, Other Financial Instruments

        Financial instruments meeting fair value disclosure requirements consist of cash equivalents, short-term investments, securities settlement agreement, accounts receivable, accounts payable, forward foreign exchange contracts and a line of credit. The fair value of these financial instruments approximates their carrying amount.

  Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

        Percentage of revenues and expenses in foreign currency is as follows:

	Year Ended December 31,
	2007	2008	2009
Revenues generated in locations outside the United States	49%	44%	38%
Revenues in currencies other than the United States dollar	35	31	25
Expenses in currencies other than the United States dollar	29	27	22

        During 2009, 14%, 7% and 4% of our revenues were in euros, British pound and Japanese yen, respectively, and 12%, 5% and 4% of our expenses were in British pound, euro and Japanese yen, respectively.

        As of December 31, 2008 and 2009, we had $11.1 million and $22.6 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency which exposes us to foreign exchange rate movements.

        In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of income under "other income (expense)", while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under "accumulated other comprehensive (loss) income" (a separate component of stockholders' equity), as they are considered part of our net investment and hence do not give rise to gains or losses.

        We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies and, as more fully described in Note 2 of the notes to our 2009 consolidated financial statements included in this Annual Report. We regularly purchase short-term foreign currency forward contracts, designed to hedge fluctuation in non-functional currencies and our subsidiaries against the U.S. dollar. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are generally for periods of one month.

        Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2008 and 2009, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2009, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.3 million, decreased expenses by $4.5 million and decreased operating income by $0.8 million. This estimate assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a large portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2009.

        As of December 31, 2008 and 2009, we entered into forward foreign exchange contracts to hedge approximately $12.7 million and $6.2 million, respectively, of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar. We recorded foreign currency losses of $0.6 million and $0.1 million for the years ended December 31, 2008 and 2009, respectively. We settle forward foreign exchange contracts in cash. As of December 31, 2008 and 2009, we recorded $(1.1) million and $0.2 million, respectively, of foreign exchange gains/(losses) in other income (expense) as a result of outstanding forward foreign exchange contracts.

  Interest Rate Sensitivity

        We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $135.5 million at December 31, 2009. These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity. With the exception of auction rate securities, investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. With the exception of auction rate securities, which are recorded at fair value, investments are reported at amortized cost. We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at December 31, 2009. A decline in interest rates, however, would reduce future investment income.

        We believe that our existing cash, cash equivalents, short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

        As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

        We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

(4)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phase Forward Incorporated

        We have audited Phase Forward Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phase Forward Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Phase Forward Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phase Forward Incorporated as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Phase Forward Incorporated and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2010

Item 9B.    Other Information.

  Subsequent Event

        On February 12, 2010, our board of directors authorized the repurchase of up to an additional $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from cash and investment balances. While our board of directors has approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased will be determined at our management's discretion, and will depend upon on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is currently scheduled to terminate on December 31, 2010.

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
The following documents are filed as part of this report:

(1)
Financial Statements

    Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 2008 and 2009

    Consolidated Statements of Income for the years ended December 31, 2007, 2008 and 2009

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2008 and 2009

    Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

 EXHIBIT INDEX

Exhibit No.		Description
2.1	#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2005.)
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 15, 2006.)
2.3		Unit Purchase Agreement by and among Clarix LLC, the Member Representative (as defined therein), the Selling Interest Holders listed therein, and Phase Forward Incorporated dated as of September 5, 2008. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on September 11, 2008.)
2.4		Agreement and Plan of Merger by and among Phase Forward Incorporated, Waban Software, Inc., Pecan Acquisition Corp. and the Securityholder Representative, dated as of April 22, 2009. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on April 22, 2009.)
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
3.3		Amendment No. 1 to the Amended and Restated By-laws. (Incorporated by reference herein to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on May 13, 2009.)
4.1		Specimen Certificate for shares of the Registrant's Common Stock. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.2	+	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.3	+	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006. (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007.)
10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2006.)
10.5	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.6	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.7	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.8	+	Form of Stock Option Grant Certificate under the Registrant's Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2005.)

Exhibit No.		Description
10.9	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006.)
10.10	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2007.)
10.11	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on March 6, 2007.)
10.12	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix LLC Founders (Incorporated by reference herein to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-153335).)
10.13	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix LLC Employees (Incorporated by reference herein to exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-153335).)
10.14	+	Phase Forward Incorporated Management Incentive Plan (Effective January 1, 2009) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2009.)
10.15	+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 17, 2008.)
10.16	+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005 and June 6, 2006, as restated on February 28, 2008 and as further amended on November 4, 2008. (Incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2009.)
10.17	+	Form of Management Retention Agreement. (Incorporated by reference herein to the Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 11, 2008.)
10.18	+	Form of Management Retention Agreement. (Incorporated by reference herein to the Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 11, 2008.)
10.19	+	Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.20		License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.)
10.21		Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.22		Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2008.)
10.23		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.)
10.24	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement (Key Employee Form.) (Incorporated by reference herein to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the SEC on April 22, 2009.)
10.25	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement (Standard Employee Form.) (Incorporated by reference herein to Exhibit 99.2 of the Company's Registration Statement on Form S-8 filed with the SEC on April 22, 2009.)

Exhibit No.		Description
10.26	+	Phase Forward Incorporated Management Incentive Plan. (Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2009.)
10.27	+	Non-Employee Directors' Deferred Compensation Program Plan. (Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)
10.28	+	Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 13, 2009).
10.29	+	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to exhibit 10.1 on the Company's current report on Form 8-K filed with the SEC on February 5, 2010.)
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2010.

PHASE FORWARD INCORPORATED
By:	/s/ ROBERT K. WEILER Robert K. Weiler President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. WEILER Robert K. Weiler	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	February 26, 2010
/s/ CHRISTOPHER A. MENARD Christopher A. Menard	Senior Vice President, Chief Financial Officer and Treasurer (principal accounting officer and principal financial officer)	February 26, 2010
/s/ PAUL A. BLEICHER, M.D., PH.D. Paul A. Bleicher, M.D., Ph.D	Director	February 26, 2010
/s/ AXEL BICHARA Axel Bichara	Director	February 26, 2010
/s/ PAUL G. JOUBERT Paul G. Joubert	Director	February 26, 2010
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director	February 26, 2010
/s/ GARY E. HAROIAN Gary E. Haroian	Director	February 26, 2010
/s/ KENNETH I. KAITIN, PH.D Kenneth I. Kaitin, Ph.D	Director	February 26, 2010
/s/ DENNIS R. SHAUGHNESSY Dennis R. Shaughnessy	Director	February 26, 2010

Phase Forward Incorporated
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phase Forward Incorporated

        We have audited the accompanying consolidated balance sheets of Phase Forward Incorporated as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase Forward Incorporated at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations), effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phase Forward Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 26, 2010

Phase Forward Incorporated

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$131,550	$41,862
Restricted cash, current portion	500	—
Short-term investments	27,893	67,241
Securities settlement agreement	—	4,345
Accounts receivable, net of allowance of $578 and $781 in 2008 and 2009, respectively	39,999	56,034
Acquired future billings, current portion	1,129	172
Deferred set up costs, current portion	2,393	2,786
Prepaid commissions and royalties, current portion	4,524	5,449
Prepaid expenses and other current assets	4,773	6,287
Deferred income taxes, current portion	12,895	9,521

Total current assets	225,656	193,697

Acquired future billings, net of current portion	962	396
Property and equipment, net	36,615	52,840
Deferred set up costs, net of current portion	1,630	2,835
Prepaid commissions and royalties, net of current portion	4,277	5,375
Intangible assets, net of accumulated amortization of $3,624 and $7,332 in 2008 and 2009, respectively	27,586	41,661
Goodwill	39,125	59,027
Deferred income taxes, net of current portion	7,107	5,465
Restricted cash, net of current portion	962	962
Long-term investments	18,022	26,439
Securities settlement agreement	5,322	—
Other assets	626	1,259

Total assets	$367,890	$389,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,895	$5,909
Accrued expenses	22,686	27,050
Leasehold incentive obligation, current portion	791	956
Deferred revenues, current portion	79,918	85,896

Total current liabilities	112,290	119,811

Deferred rent, net of current portion	564	2,115
Leasehold incentive obligation, net of current portion	7,248	7,914
Deferred revenues, net of current portion	8,600	12,478
Other long-term liabilities	1,515	2,310

Total liabilities	130,217	144,628

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized—5,000 shares
Issued—0 shares	—	—
Common stock, $0.01 par value:
Authorized—100,000 shares
Issued—42,986 and 43,577 shares in 2008 and 2009, respectively	430	436
Additional paid-in capital	283,676	296,572
Treasury stock, 37 and 980 shares at cost	(111)	(14,147)
Accumulated other comprehensive (loss) income	(672)	71
Accumulated deficit	(45,650)	(37,604)

Total stockholders' equity	237,673	245,328

Total liabilities and stockholders' equity	$367,890	$389,956

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009
Revenues:
License	$48,784	$52,704	$59,837
Service	85,505	117,480	153,420

Total revenues	134,289	170,184	213,257
Costs of revenues:
License(2)	2,361	2,715	2,519
Service(1), (2)	53,098	70,225	89,916

Total cost of revenues	55,459	72,940	92,435
Gross margin:
License	46,423	49,989	57,318
Service	32,407	47,255	63,504

Total gross margin	78,830	97,244	120,822

Operating expenses:
Sales and marketing(1), (2)	25,209	28,021	33,750
Research and development(1)	20,116	25,500	37,526
General and administrative(1), (2)	20,220	26,821	36,067
In-process research and development	300	—	—
Impairment of intangible assets	—	—	2,293
Lease exit costs	—	527	—

Total operating expenses	65,845	80,869	109,636

Income from operations	12,985	16,375	11,186
Other income (expense):
Interest income	7,081	5,863	1,744
Other, net	(35)	(1,039)	513

Total other income, net	7,046	4,824	2,257

Income before (benefit from) provision for income taxes	20,031	21,199	13,443
(Benefit from) provision for income taxes	(9,170)	7,354	5,397

Net income	$29,201	$13,845	$8,046

Net income per share applicable to common stockholders:
Basic	$0.76	$0.33	$0.19

Diluted	$0.72	$0.32	$0.18

Weighted average number of common shares used in net income per share calculations:
Basic	38,642	42,092	42,663

Diluted	40,739	43,942	44,437

(1)
Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$702	$1,618	$2,018
Sales and marketing	1,061	1,377	2,078
Research and development	813	1,182	3,750
General and administrative	3,002	4,168	5,451
(2)
Amounts include amortization expense of acquired intangible assets, as follows:

Cost of license revenues	$403	$792	$765
Cost of service revenues	—	61	1,096
Sales and marketing	464	693	1,744
General and administrative	—	34	103

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Stockholders' Equity

and Comprehensive Income

(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital
Balance at December 31, 2006	35,529	$355	$176,545
Foreign currency translation adjustment	—	—	—
Issuance of common stock under employee stock-based compensation plans	880	9	3,370
Issuance of common stock under employee stock purchase plan	16	—	290
Forfeitures of restricted stock awards	(26)	—	—
Issuance of common stock under public offering, net of costs	6,325	64	89,086
Stock-based compensation expense	—	—	5,578
Net income	—	—	—

Total comprehensive income
Balance at December 31, 2007	42,724	428	274,869
Foreign currency translation adjustment	—	—	—
Issuance of common stock under employee stock-based compensation plans	275	3	1,673
Issuance of common stock under employee stock purchase plan	34	—	511
Forfeitures of restricted stock awards	(7)	—	—
Withholding taxes in connection with restricted stock	—	—	(1,723)
Retirement of restricted stock awards	(87)	(1)	1
Restricted stock units issued	47	—	—
Stock-based compensation expense	—	—	8,345
Net income	—	—	—

Total comprehensive income
Balance at December 31, 2008	42,986	430	283,676
Purchase of treasury stock	—	—	—
Foreign currency translation adjustment	—	—	—
Issuance of common stock under employee stock-based compensation plans	372	4	2,038
Issuance of common stock under employee stock purchase plan	33	—	451
Forfeitures of restricted stock awards	(4)	—	—
Withholding taxes in connection with restricted stock	—	—	(2,888)
Retirement of restricted stock awards	(79)	(1)	1
Restricted stock units issued	269	3	(3)
Stock-based compensation expense	—	—	13,297
Net income	—	—	—

Total comprehensive income
Balance at December 31, 2009	43,577	$436	$296,572

Phase Forward Incorporated

Consolidated Statements of Stockholders' Equity

and Comprehensive Income (Continued)

(in thousands, except per share amounts)

	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income
Balance at December 31, 2006	$(111)	$(72)	$(88,696)	$88,021	$—
Foreign currency translation adjustment	—	818	—	818	818
Issuance of common stock under employee stock-based compensation plans	—	—	—	3,379	—
Issuance of common stock under employee stock purchase plan	—	—	—	290	—
Forfeitures of restricted stock awards	—	—	—	—	—
Issuance of common stock under public offering, net of costs	—	—	—	89,150	—
Stock-based compensation expense	—	—	—	5,578	—
Net income	—	—	29,201	29,201	29,201

Total comprehensive income					$30,019

Balance at December 31, 2007	(111)	746	(59,495)	216,437
Foreign currency translation adjustment	—	(1,418)	—	(1,418)	(1,418)
Issuance of common stock under employee stock-based compensation plans	—	—	—	1,676	—
Issuance of common stock under employee stock purchase plan	—	—	—	511	—
Forfeitures of restricted stock awards	—	—	—	—	—
Withholding taxes in connection with restricted stock	—	—	—	(1,723)	—
Retirement of restricted stock awards	—	—	—	—	—
Restricted stock units issued	—	—	—	—	—
Stock-based compensation expense	—	—	—	8,345
Net income	—	—	13,845	13,845	13,845

Total comprehensive income					$12,427

Balance at December 31, 2008	(111)	(672)	(45,650)	237,673
Purchase of treasury stock	(14,036)	—	—	(14,036)	—
Foreign currency translation adjustment	—	743	—	743	743
Issuance of common stock under employee stock-based compensation plans	—	—	—	2,042	—
Issuance of common stock under employee stock purchase plan	—	—	—	451	—
Forfeitures of restricted stock awards	—	—	—	—	—
Withholding taxes in connection with restricted stock	—	—	—	(2,888)	—
Retirement of restricted stock awards	—	—	—	—	—
Restricted stock units issued	—	—	—	—	—
Stock-based compensation expense	—	—	—	13,297	—
Net income	—	—	8,046	8,046	8,046

Total comprehensive income					$8,789

Balance at December 31, 2009	$(14,147)	$71	$(37,604)	$245,328

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Operating activities
Net income	$29,201	$13,845	$8,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,928	10,198	17,068
Stock-based compensation	5,578	8,345	13,297
In-process research and development fee expense	300	—	—
Loss on disposal of fixed assets	—	454	55
Amortization of leasehold incentive obligation	—	(66)	831
Provision for allowance for doubtful accounts	56	322	311
Deferred income taxes	(10,775)	6,525	2,596
Amortization of discounts or premiums on investments	43	(112)	(135)
Impairment of intangible assets	—	—	2,293
Change in fair value of investments	—	6,028	(1,598)
Change in fair value of securities settlement agreement	—	(5,322)	977
Other	42	—	—
Changes in assets and liabilities:
Accounts receivable and acquired future billings	(5,176)	(2,916)	(12,911)
Deferred costs	(2,450)	(1,925)	(3,365)
Prepaid expenses and other current assets	(1,476)	(651)	(1,680)
Accounts payable	(1,719)	7,485	(3,283)
Accrued expenses	6,194	3,932	2,999
Deferred revenue	16,292	18,914	6,375
Deferred rent	(589)	196	1,551

Net cash provided by operating activities	42,449	65,252	33,427

Investing activities
Increase (decrease) in restricted cash	—	(1,462)	500
Proceeds from maturities and sale of short-term and long-term investments	78,897	55,291	61,478
Purchase of short-term and long-term investments	(100,694)	(57,901)	(107,510)
Purchase of property and equipment	(13,407)	(21,501)	(29,207)
Decrease in other assets	2	—	—
Cash paid for acquisitions of businesses, net of cash acquired	(8,891)	(40,848)	(34,732)

Net cash used in investing activities	(44,093)	(66,421)	(109,471)

Financing activities
Proceeds from issuance of common stock	92,819	2,185	2,493
Withholding taxes in connection with vesting of restricted stock awards	—	(1,723)	(2,888)
Purchase of treasury stock	—	—	(14,036)

Net cash provided by (used in) financing activities	92,819	462	(14,431)

Effect of exchange rate changes on cash and cash equivalents	57	(1,144)	787

Net increase (decrease) increase in cash and cash equivalents	91,232	(1,851)	(89,688)
Cash and cash equivalents at beginning of year	42,169	133,401	131,550

Cash and cash equivalents at end of year	133,401	131,550	41,862
Short-term and long-term investments at end of year	49,221	45,915	93,680

Total cash, cash equivalents, short-term and long-term investments at end of year	$182,622	$177,465	$135,542

Supplemental disclosure of cash flow information
Cash paid for income taxes	$388	$1,205	$2,120

See accompanying notes.

Phase Forward Incorporated

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Supplemental disclosure of non-cash financing activities
Release of valuation allowance	$16,535	$—	$—

Supplemental disclosure of non-cash investing activities
Leasehold improvements directly paid by lessor of new facility	$—	$8,104	$1,640

Supplemental disclosure of cash flows related to acquisitions of businesses (Note 3)
Cash paid for acquisitions:
Payment of additional cash consideration upon achievement of certain financial targets	$3,500	$—	$—
Fair value of assets acquired	306	4,672	3,300
Liabilities assumed	(652)	(2,917)	(7,820)
Acquired intangible assets	1,500	25,810	19,853
Cost in excess of net assets acquired	3,943	13,718	19,431
In-process research and development expense	300	—	—

Cash paid	8,897	41,283	34,764
Less cash acquired	6	435	32

Total cash paid for acquisitions of businesses, net of cash acquired	$8,891	$40,848	$34,732

See accompanying notes.

Phase Forward Incorporated

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.     Organization and Operations

        Phase Forward Incorporated (the "Company" or "Phase Forward") is a provider of an Integrated Clinical Research Suite ("ICRS") of enterprise-level software products, services and hosted solutions for use in its customers' global clinical trial and drug safety monitoring activities. The Company's customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations ("CROs") and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, the Company believes that its products allow customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

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

Subsequent Events

        The Company has evaluated all subsequent events through February 26, 2010, the date these financial statements were issued, and determined that there are no material recognized or unrecognized subsequent events.

Common Stock Repurchase

        On February 12, 2010, the Company's Board of Directors authorized the repurchase of up to $25,000 of its common stock, par value $0.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from the Company's cash and investment balances. While the Company's Board of Directors has approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased will be determined at the Company management's discretion, and will depend upon on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is currently scheduled to terminate on December 31, 2010.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

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

        Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, allowances for doubtful accounts, provisions for losses on uncompleted contracts, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, expected future cash flows and assumptions used in determining the fair value and related gains (losses) of investments (auction rate securities) and the settlement agreement entered into with respect to the Company's auction rate securities, restructuring and other related charges, contingent liabilities, stock-based compensation expense and the recoverability of the Company's net deferred tax assets and related valuation allowance.

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

Revenue Recognition and Deferred Set Up Costs

        The Company derives revenues from software licenses and services of its ICRS products which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: InForm™, Clintrial™, WebSDM™, Empirica™ Trace, Empirica™ Signal, Empirica™ Study and Clinical Development Center. Service revenues are derived principally from the Company's delivery of the hosted solutions of its InForm, Phase Forward IRT ™, Empirica Signal, Empirica Study, WebSDM, OutcomeLogix™ and Covance IVRS/IWRS software products, and consulting services and customer support, including training, for all of the Company's products.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The components of revenues are as follows:

	Year Ended December 31,
	2007	2008	2009
License	$48,784	$52,704	$59,837
Application hosting services	57,563	90,784	120,366
Consulting services	13,346	13,904	19,693
Customer support	14,596	12,792	13,361

Total	$134,289	$170,184	$213,257

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

        The Company generally enters into software term licenses for its InForm, Clintrial, Empirica Trace and Clinical Development Center products with its customers for 3 to 5 year periods. License agreements for other licensed products are generally for annual or multi-year terms. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

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

        The Company continues to sell additional perpetual licenses for the Clintrial, Empirica Trace and Clinical Development Center software products in certain situations to existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. For Clintrial and Empirica Trace products the Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. For Clinical Development Center products vendor specific objective evidence of fair value for the customer support has not been established, and therefore, revenue for the entire agreement is recognized ratably over the term of the underlying support agreement. The Company generates customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

        In addition to making InForm, LabPas, Clintrial, WebSDM, Clinical Development Center and Empirica software products available to customers through licenses, the Company offers its InForm, LabPas, WebSDM, Clinical Development Center and Empirica software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's Interactive Response Technology and OutcomeLogix solutions are presently available only on a hosted application basis. To date, hosted solutions have been related primarily to InForm and Phase Forward IRT offerings. In the future, the Company may make products that are currently available only through licenses available as hosted applications and products that are currently available only as hosted applications available through licenses.

        Revenues resulting from InForm and OutcomeLogix application hosting services consist of three stages for each clinical trial: the first stage involves application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Revenues resulting from Phase Forward IRT and Covance IVRS/IWRS application hosting services also consist of three stages for each clinical trial: the first stage involves application set up, including design and set up for the subject randomization and medication inventory management, installation and server configuration of the system; the second stage involves application hosting and related support services; and the third stage involves services required to close out, or lock, the database for the clinical trial. Services provided for the InForm, Phase Forward IRT, OutcomeLogix and Covance IVRS/IWRS products for the first and third stages are provided on a fixed-fee basis based upon the complexity of the trial and system requirements. Services for the second stage are charged separately as a fixed monthly fee. The Company recognizes revenues from all stages of the InForm, Phase Forward IRT, OutcomeLogix and Covance IVRS/IWRS hosting services ratably over the hosting period.

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

        Revenues resulting from hosting services for the Empirica Signal, Empirica Study and WebSDM products consist of installation and server configuration, application hosting and related support services. Services for this offering are generally charged a monthly fixed fee. Revenues are recognized ratably over the period of the service.

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

        The Company deferred $3,423, $4,469 and $5,233 of set up costs and amortized $2,663, $3,855 and $3,635 of set up costs during the years ended December 31, 2007, 2008 and 2009, respectively. The amortization of deferred set up costs is a component of costs of service revenues.

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

        The Company included $776, $811 and $885 of reimbursable out-of-pocket expenses in service revenues and cost of service revenues in the years ended December 31, 2007, 2008 and 2009, respectively.

Internal Use Software and Website Development Costs

        The Company capitalizes qualifying computer software costs, which are incurred during the application development stage, and amortizes them over the software's estimated useful life. The Company capitalized $951 and $1,457 in the years ended December 31, 2008 and 2009, respectively, related to Company-wide financial systems, of which certain portions became operational in September 2009 and October 2009, and outside software development costs associated with the Company's hosting operation, which became operational in March 2009. Capitalized amounts for operational systems and hosting operations include software and direct external implementation costs and are classified as "Property and Equipment, net" in the accompanying consolidated financial statements.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

The Company-wide financial system is being amortized over five years while the outside software development costs associated with the Company's hosting operation is being amortized over three years. Amortization expense was $148, $67 and $200 during the years ended December 31, 2007, 2008 and 2009, respectively.

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

        Commission payments are nonrefundable unless the sales representatives do not achieve their specific quota, amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions paid are recoverable by the Company. The Company deferred $9,381, $9,445 and $9,778 of commissions and amortized to sales and marketing expense $7,455, $8,642 and $7,778 during the years ended December 31, 2007, 2008 and 2009, respectively.

        The Company's royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled. The Company deferred $2,497, $2,622 and $2,499 of royalties and amortized to cost of revenues $2,591, $2,696 and $2,476 during the years ended December 31, 2007, 2008 and 2009, respectively.

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

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

        The calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net income applicable to common stockholders	$29,201	$13,845	$8,046

Denominator:
Weighted average common shares outstanding	39,569,061	42,815,398	43,135,149
Less weighted average unvested restricted common shares outstanding	(927,374)	(723,208)	(471,915)

Basic weighted average common shares outstanding	38,641,687	42,092,190	42,663,234
Dilutive effect of common stock options	1,683,927	1,299,620	1,042,831
Dilutive effect of unvested restricted common stock awards and units	413,315	550,553	731,329

Diluted weighted average common shares outstanding	40,738,929	43,942,363	44,437,393

Net income per share applicable to common stockholders:
Basic	$0.76	$0.33	$0.19

Diluted	$0.72	$0.32	$0.18

        The following common share equivalents and unvested restricted shares have been excluded from the computation of diluted weighted average common shares outstanding as of December 31, 2007, 2008 and 2009 as their effect would have been anti-dilutive.

	As of December 31,
	2007	2008	2009
Unvested restricted common stock awards and units	64,720	21,643	63,875

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars, which is the Company's reporting currency. The functional currency of the Company's subsidiaries in Australia, Belgium, France, India, Japan, Romania and the United Kingdom are the local currencies of those countries. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are translated using an average rate of exchange during the period. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash accounts and accounts receivable denominated in non-functional currencies. The Company has recorded foreign currency losses of approximately $(42), $(554) and $(110) for the years ended December 31, 2007, 2008 and 2009, respectively. Such losses are included in other income in the accompanying consolidated statements of income.

        Foreign currency translation adjustments are accumulated as a separate component of other comprehensive income as a separate component of stockholders' equity.

Derivative Instruments

        The Company has adopted the accounting and disclosure requirements whereby all derivative instruments are recorded on the balance sheet at their fair value. The Company enters into forward foreign exchange contracts to hedge transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries against currency fluctuations. These forward contracts are used to reduce the Company's risk associated with foreign currency exchange rate changes, as the gains or losses on these contracts are intended to offset the gains or losses on the underlying exposures. The Company does not engage in foreign currency speculation. See Note 12 for further discussion on the forward foreign exchange contracts.

Cash, Cash Equivalents, Short-term and Long-term Investments

        Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. Securities for which it is not the Company's intent to hold to maturity are classified as either available-for-sale securities or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains/(losses) excluded from earnings and reported in a separate component of stockholders' equity and other than temporary unrealized losses included in earnings. Trading securities are reported at fair value, with unrealized gains/(losses) included in earnings. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. The Company considers investments with maturities greater than one year to be long-term investments. All securities, with the exception of auction rate securities ("ARS"), are classified as held-to-maturity securities. The ARS are debt instruments issued by various municipalities throughout the United States. In prior periods and up through the execution of the signed settlement agreement with UBS AG ("UBS") in November 2008 as further discussed below, the ARS were classified as available-for-sale because it was the Company's intent not to hold them to maturity. Upon the execution of the settlement agreement with UBS, the Company elected to make a one-time transfer of the ARS from available-for-sale securities to trading securities. Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities have been included in earnings.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Cash, cash equivalents, short-term and long-term investments as of December 31, 2008 and 2009 consist of the following:

	December 31, 2008
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$22,487	$22,487	$22,487
Money market funds	Demand	109,063	109,063	109,063

Total cash and cash equivalents		$131,550	$131,550	$131,550

U.S. agency notes	236 days	$2,000	$2,000	$2,000
Municipal bonds	1 day	1,000	1,000	1,000
Corporate bonds	127 days	24,893	24,884	24,893

Total short-term investments		$27,893	$27,884	$27,893

Auction rate securities	26 years	$24,050	$18,022	$18,022

Total long-term investments		$24,050	$18,022	$18,022

	December 31, 2009
Description	Contracted Maturity	Amortized Cost	Fair Market Value	Balance Per Balance Sheet
Cash	Demand	$19,367	$19,367	$19,367
Money market funds	Demand	22,495	22,495	22,495

Total cash and cash equivalents		$41,862	$41,862	$41,862

U.S. agency notes	138 days	$22,348	$22,413	$22,348
Corporate bonds	177 days	25,523	25,678	25,523
Auction rate securities	181 days	23,800	19,370	19,370

Total short-term investments		$71,671	$67,461	$67,241

U.S. agency notes	499 days	$13,742	$14,577	$13,742
Corporate bonds	460 days	12,697	12,898	12,697

Total long-term investments		$26,439	$27,475	$26,439

        To date the Company has no material realized gains or losses from the sale of cash equivalents or short-term investments.

        As of December 31, 2008 and 2009, the Company held ARS totaling $24,050 and $23,800, respectively, at par value, which were classified as long-term investments and short-term investments, respectively, in the accompanying consolidated balance sheets, and which are recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company's ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        In November 2008, the Company accepted an offer from and entered into an agreement (the "Agreement") with UBS with respect to all of the Company's ARS held at that time. As a UBS client who holds ARS, the Company will receive certain rights, which will entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In accepting the Agreement, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Agreement and released UBS from any claims relating to the marketing and sale of ARS. UBS obligations under the Agreement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Agreement. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Agreement. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur further losses on the carrying value of the ARS.

        The Company performed a fair value calculation of these ARS as of December 31, 2008 and 2009. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities. Based upon the valuation performed, the Company concluded that the fair value of these ARS at December 31, 2008 was $18,022, a decline of $6,028 from par value. Since the Company's signed Agreement with UBS indicates that the Company intends to sell the ARS to UBS affiliates before their stated maturity dates under the terms of the ARS, the decline in fair value is deemed other-than-temporary. Accordingly, the Company recorded a loss on these securities of $6,028 in the accompanying consolidated statement of income for the year ended December 31, 2008 as it was deemed to be other-than-temporary.

        As of December 31, 2009, the Company concluded that the fair value of these ARS increased to $19,370, and therefore, recorded the change in fair value of these securities from December 31, 2008 of $1,598 in the accompanying consolidated statement of income for the year ended December 31, 2009. During the year ended December 31, 2009, $250 of the Company's ARS were called by the respective issuers at par value. As of December 31, 2009, it remained the Company's intent to sell the ARS on June 30, 2010 in accordance with its rights under the Agreement. Accordingly, the ARS were reclassified from long-term investments to short-term investments in the accompanying consolidated balance sheet as of December 31, 2009.

        Fair value of the Company's put option was determined using a discounted cash flow method, which considered the following factors: term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, the Company concluded that the fair value of the put option was $5,322 as of December 31, 2008. Accordingly, a gain of $5,322 was recorded in the accompanying consolidated statement of income for the year ended December 31, 2008 with a corresponding long-term asset, "securities settlement agreement", in the consolidated balance sheet at December 31, 2008. Based on the valuation performed as of December 31, 2009 the Company concluded that the fair market value of the securities settlement agreement was $4,345, resulting in a decrease in fair value of $977. Accordingly, the Company recorded a loss of $977 in the accompanying consolidated statement of income for the year ended December 31, 2009. As of December 31, 2009, it remained the Company's intent to sell the ARS on June 30, 2010 in accordance with its rights under the settlement agreement and, accordingly, the Company reclassified the fair value of the "securities settlement agreement" from long-term-assets to current assets in the accompanying consolidated balance sheet as of December 31, 2009.

        Refer to Note 13 for further discussion on Fair Value Measurements.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Purchased computer software	3-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Life of lease

        Property and equipment consists of the following:

	Year Ended December 31,
	2008	2009
Office and computer equipment	$31,714	$38,403
Purchased computer software	16,105	25,424
Furniture and fixtures	5,520	6,198
Leasehold improvements	13,650	18,852

	66,989	88,877
Less accumulated depreciation	(30,374)	(36,037)

Property and equipment, net	$36,615	$52,840

        Depreciation expense for the years ended December 31, 2007, 2008, and 2009 was $6,061, $8,629 and $13,367, respectively. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets' recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

        For the years ended December 31, 2007, 2008 and 2009, the Company has not identified any impairment of its long-lived assets or amortizable intangible assets. (See below for a discussion of the Clarix trade name impairment).

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Goodwill and Intangible Assets

        Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions discussed above.

        In assessing the recoverability of goodwill and other intangible assets, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined. The Company has determined that it has one reporting unit based on the Company's organizational structure.

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

        The Company uses a two-phase process for impairment testing of goodwill. The first phase screens for impairment at the reporting unit level, while the second phase, if necessary, measures the impairment, if any, of goodwill at the reporting unit level.

        If the Company determines that there is an impairment in either an intangible asset or goodwill, the Company will be required to record an impairment charge in the reporting period in which the impairment is determined.

        Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of its fiscal year. Based on the results of the first step of the goodwill impairment test as of October 1, 2009, the annual goodwill impairment test date, the Company has determined that no impairment had taken place during the year ended December 31, 2009, as the carrying amount of the Company's reporting unit was less than the fair value and, therefore, the second step of the goodwill impairment test was not necessary. Additionally, the Company did not identify any indicators of impairment through December 31, 2009 and was not required to perform an updated analysis at December 31, 2009.

        The Company conducted its annual impairment test of indefinite lived intangible assets during the fourth quarter of its fiscal year. Based on the results, the Company determined that the value of the trade name acquired from Clarix, previously recorded as an asset with an indefinite useful life, was impaired. As a result, the Company recorded an impairment charge of $2,293 in the consolidated statement of income for the year ended December 31, 2009.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Additionally, the Company also determined that the trade name no longer had an indefinite useful life. Accordingly, the Company determined that the remaining useful life of the Clarix trade name was 4 years and began to amortize this intangible asset beginning the fourth quarter of 2009.

Concentration of Credit Risk

        Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash and cash equivalents, short and long-term investments, accounts receivable, forward foreign exchange contracts and the UBS securities settlement agreement. The Company maintains its cash, cash equivalents, short and long-term investments and forward foreign exchange contracts with credit worthy financial institutions. Concentrated credit risk with respect to accounts receivable is limited to large, creditworthy customers. The Company's customers are principally located in the United States, Europe and Asia. Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of December 31, 2009. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral or enter into master netting agreements to mitigate credit risk.

        The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company's total revenue.

	Revenue
	Number of Customers	Percent of Total Revenue
Year ended December 31:
2007	1	15%
2008	1	12
2009	—	—

        As of December 31, 2007, 2008 and 2009, no customer represented greater than 10% of total accounts receivable.

        The Company serves all of its hosting customers from third-party Web hosting facilities located in the United States and Europe. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party Web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes activity in the Company's allowance for doubtful accounts.

	Year Ended December 31,
	2007	2008	2009
Balance at beginning of period	$384	$270	$578
Provision for allowance for doubtful accounts	56	322	311
Write-offs	(170)	(14)	(108)

Balance at end of period	$270	$578	$781

Disclosure of Fair Value of Financial Instruments

        SFAS No. 107, Disclosure of Fair Value of Financial Instruments (subsequently this standard has been codified under FASB ASC 825, Financial Instruments), requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short-term and long-term investments, securities settlement agreement, accounts receivable, accounts payable and forward foreign exchange contracts. The estimated fair value of these financial instruments approximates their carrying amount due to the short-term nature of these investments.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income (subsequently this standard has been codified under FASB ASC 220, Comprehensive Income), establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income solely consists of foreign currency translation adjustments and is disclosed in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Stock-Based Compensation

        On January 1, 2006, the Company started to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method and therefore has not restated the Company's financial results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009 includes compensation expense for all stock-based compensation awards granted on or after March 15, 2004 (the filing date for the initial registration statement for the Company's initial public offering), based on the estimated grant-date fair value.

        For service-based options, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. For performance-based options, the Company recognizes expense over the estimated performance period. In addition, the benefits of tax deductions in excess of recognized stock-based compensation is reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing net operating cash flows and increasing net financing cash flows in certain periods along with reducing taxes payable and increasing APIC. To date, the Company has not recorded these benefits as they have not yet been realized.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        For stock options issued, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and an estimated forfeiture rate is applied when calculating stock-based compensation expense for the period. For the years ended December 31, 2007, 2008 and 2009, no stock options were granted, and therefore, typical inputs used in the Black-Scholes option pricing model such as risk-free interest rate, expected dividend yield, expected term and expected volatility were not used. For restricted stock awards and units issued, the fair value of each grant is calculated based on the Company's stock price on the date of grant and an estimated forfeiture rate is applied when calculating stock-based compensation expense for the period.

        The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company's consolidated statements of income as follows:

	Year Ended December 31,
	2007	2008	2009
Restricted stock units and awards	4.0%	6.3%	5.3%
Service-based stock options	8.0%	9.0%	9.0%
Milestone options	12.0%	12.0%	12.0%

        In 2004, the Company adopted the Phase Forward Incorporated 2004 Employee Stock Purchase Plan (the "2004 ESPP"), which was amended effective December 1, 2005 and restated effective May 8, 2009 and is now considered a non-compensatory plan. See Note 11 for further discussion.

        During the years ended December 31, 2007, 2008 and 2009, the Company recorded $5,578, $8,345 and $13,297, respectively, of aggregate stock-based compensation expense. As of December 31, 2009, there was $29,829 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.43 years.

Income Taxes

        The Company is subject to income taxes in both the United States and foreign jurisdictions, and uses estimates in determining the provision for income taxes. The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires that the Company project the current tax liability and estimate the deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company has considered the recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.

Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses totaled $22, $51 and $87 for the years ended December 31, 2007, 2008 and 2009, respectively.

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on the Company's financial position, results of operations, cash flows, or accounting policies.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on the Company's financial condition or results of operations.

        In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805 could materially change the accounting for business combinations consummated subsequent to January 1, 2009, and was effective for the Company's acquisitions of Waban, Maguzzi and Covance IVRS/IWRS in 2009.

        In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP FAS 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805). The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008. To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses acquired. However, it may have a material impact on how the Company accounts for future acquisitions.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements." ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company adopted ASU No. 2009-13 on January 1, 2010 and does not expect that the adoption of this guidance will have a material effect on the consolidated financial position and results of operations.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions

Green Mountain Logic, Inc.

        On October 30, 2007, the Company acquired all of the outstanding capital stock of Green Mountain Logic, Inc. ("Green Mountain"), a privately-held process automation software company that provides targeted solutions for the life sciences industry, including LabPas Phase I clinic automation software. The Company paid a premium to acquire the technology and products of Green Mountain, which provide the Company with a solution targeted for Phase I clinical trials. The aggregate purchase price was $5,397 in cash, of which $3,943 has been recorded as goodwill.

        Purchase Price.    The acquisition-date fair value of the consideration consisted of the following:

Amount
Initial cash paid	$5,250
Acquisition costs	147

Total purchase price	$5,397

        Allocations of Assets and Liabilities.    The Company has allocated the purchase price for Green Mountain to the net tangible assets and intangible assets, deferred revenue, deferred tax liabilities and in-process R&D. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Current Assets	$287
Property, plant and equipment	19
Intangible assets	1,500
Goodwill	3,943
Current liabilities	(164)
Deferred revenue	(103)
Deferred tax liabilities	(385)
In-process R&D expense	300

Net assets acquired	$5,397

        Based on purchase accounting allocations, $1,300, $100 and $100 of the intangible assets acquired from Green Mountain relate to developed technology, customer relationships and trade names, respectively. The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. All intangible assets will be amortized over a period of 5 years. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition including deferred revenue which was recorded at the fair value of the Company's remaining performance obligation using a cost-plus profit approach.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. As of December 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Green Mountain. None of the goodwill is expected to be deductible for income tax purposes.

        Green Mountain Financial Information.    The results of Green Mountain have been included in the consolidated financial statements of the Company since the date of acquisition. The results of Green Mountain in the period from the acquisition date (October 30, 2007) to December 31, 2007 were immaterial to the Company's consolidated financial results. Pro forma results of operations for the year ended December 31, 2007, assuming the acquisition of Green Mountain had taken place at the beginning of the period would not differ significantly from the actual reported results.

Clarix LLC

        On September 5, 2008, the Company acquired all of the outstanding membership interests of Clarix LLC ("Clarix"), a privately-held provider of Web-integrated interactive response technology which the Company has branded as Phase Forward IRT, for clinical trial management. Phase Forward IRT is used for subject randomization, predictive medication inventory management, and operational management in reporting clinical trials. The aggregate purchase price was $41,283 in cash, of which $13,718 has been recorded as goodwill. The Company acquired the technology of Clarix, to allow the Company to penetrate the IRT market and extend its electronic data capture solution. There were no earn-out provisions as a result of the acquisition.

        Purchase Price.    The acquisition-date fair value of the consideration consisted of the following:

Amount
Cash paid	$40,000
Acquisition costs	1,283

Total purchase price	$41,283

        Allocations of Assets and Liabilities.    The Company has allocated the purchase price for Clarix to the net tangible assets and intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Current Assets	$3,323
Property, plant and equipment	227
Other assets	1,122
Intangible assets	25,810
Goodwill	13,718
Current liabilities	(1,021)
Deferred revenues	(1,896)

Net assets acquired	$41,283

        Based on the purchase accounting allocations, $12,360, $8,310, $4,110, $720 and $310 of the intangible assets acquired from Clarix relate to developed technology, customer relationships, trade names, customer backlog and non-compete agreements, respectively.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. Developed technology, customer relationships, trade names, customer backlog and non-compete agreements will be amortized over a period of 8 years, 13 years, 4 years, 3 years and 3 years, respectively. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. Additionally, the Company assumed certain liabilities in the acquisition including deferred revenue, which was recorded at the fair value of the Company's remaining performance obligation using a cost-plus profit approach. See Note 2 for further discussion of the impairment charge taken for the Clarix trade name.

        The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition including deferred revenue which was recorded at the fair value of the Company's remaining performance obligation using a cost-plus profit approach.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. All of the goodwill is expected to be deductible for income tax purposes.

        Clarix Financial Information.    The results of operations of Clarix have been included in the consolidated financial statements since the acquisition date. The results of Clarix in the period from the acquisition date (September 5, 2008) to December 31, 2008 were immaterial to the Company's consolidated financial results. Pro forma results of operations for the year ended December 31, 2008, assuming the acquisition of Clarix had taken place at the beginning of the period would not differ significantly from the actual reported results.

Waban Software, Inc.

        On April 22, 2009, the Company acquired all of the outstanding common stock of Waban Software, Inc. ("Waban"), a privately-held provider of platform solutions for the automation and compliance of clinical data analysis and reporting. Waban's software, which the Company has branded as Clinical Development Center product, provides automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data. The aggregate purchase price was $13,764 in cash, of which $7,850 has been recorded as goodwill. The Company acquired the technology of Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions.

        Purchase Price.    All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred. The $13,764 purchase price for Waban is based on the acquisition-date fair value of the consideration transferred, which was calculated based on the initial cash paid following post-acquisition working capital adjustments. The purchase price excludes transaction fees of $352 which the Company paid on Waban's behalf on the acquisition date.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Working capital adjustments were paid in fourth quarter of 2009. The acquisition-date fair value of the consideration consisted of the following:

Amount
Initial cash paid	$13,660
Working capital adjustments	104

Total purchase price	$13,764

        Allocations of Assets and Liabilities.    The Company has allocated the purchase price for Waban to the net tangible assets and intangible assets, deferred income taxes and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The following table summarizes allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

Amount
Current Assets	$772
Property, plant and equipment	136
Other assets	30
Intangible assets	8,905
Goodwill	7,850
Current liabilities	(479)
Deferred income taxes	(2,421)
Deferred revenues	(1,029)

Net assets acquired	$13,764

        Based on the purchase price allocations, $4,758, $3,174 and $973 of the intangible assets acquired from Waban relate to developed technology, customer relationships and trade names, respectively. The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. Developed technology, customer relationships and trade names will be amortized over a period of 15 years, 15 years and 8 years, respectively. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition including deferred revenue, which was recorded at the fair value of the Company's remaining performance obligation using a cost-plus profit approach.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes.

        Waban Financial Information.    The results of operations of Waban have been included in the consolidated financial statements since the acquisition date. The results of Waban in the period from the acquisition date (April 22, 2009) to December 31, 2009 were immaterial to the Company's consolidated financial results. Pro forma results of operations for the year ended December 31, 2009, assuming the acquisition of Waban had taken place at the beginning of the period would not differ significantly from the actual reported results.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Maaguzi, LLC

        On July 27, 2009, the Company acquired all of the outstanding membership interests of Maaguzi LLC ("Maaguzi"), a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (ePRO) and late phase solution. The aggregate purchase price was $11,000 in cash, of which $6,301 has been recorded as goodwill. The acquisition of Maaguzi extends the Company's integrated clinical research suite and marks the Company's entry into the ePRO and observational studies markets. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs of $139 associated with the transaction were expensed as incurred.

        Allocations of Assets and Liabilities.    The Company allocated the purchase price for Maaguzi to the net tangible assets and intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Amount
Current assets	$190
Property, plant and equipment	197
Intangible assets	5,338
Goodwill	6,301
Current liabilities	(339)
Deferred revenues	(687)

Net assets acquired	$11,000

        Based on the allocations, $1,229, $3,173, $886 and $50 of the intangible assets acquired from Maaguzi relate to developed technology, customer relationships, in-process research and development, and trade names, respectively. The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. Developed technology, customer relationships and trade names will be amortized over a period of 8 years, 18 years and 1 year, respectively. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. Additionally, the Company assumed certain liabilities in the acquisition including deferred revenue, which was recorded at the fair value of the Company's remaining performance obligation using a cost-plus profit approach.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. All of the goodwill is expected to be deductible for income tax purposes.

        Maaguzi Financial Information.    The results of operations of Maaguzi have been included in the audited consolidated financial statements since the acquisition date. The results of Maaguzi in the period from the acquisition date (July 27, 2009) to December 31, 2009 were immaterial to the Company's consolidated financial results. Pro forma results of operations for the year ended December 31, 2009, assuming the acquisition of Maaguzi had taken place at the beginning of the period would not differ significantly from the actual reported results.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Covance IVRS/IWRS

        On August 20, 2009, the Company acquired the Interactive Voice and Web Response Services business of Covance Inc., ("Covance IVRS/IWRS"). The aggregate purchase price was $10,000 in cash, of which $5,280 has been recorded as goodwill. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs of $186 associated with the transaction were expensed as incurred.

        Allocations of Assets and Liabilities.    The Company allocated the purchase price for Covance IVRS/IWRS to the net tangible assets and intangible assets and deferred revenue. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Amount
Current assets	$1,975
Intangible assets	5,610
Goodwill	5,280
Current liabilities	(2,281)
Other long-term liabilities	(584)

Net assets acquired	$10,000

        Based on the allocations, $5,610 of the intangible assets acquired from Covance IVRS/IWRS relate to customer relationships which will be amortized over a period of 15 years. The acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. All of the goodwill is expected to be deductible for income tax purposes.

        While the Company has existing trials running on the Covance IVRS/IWRS system, no new trials or offerings will be sold or implemented. As part of the purchase accounting, included in current liabilities, is $177 of severance.

        Covance IVRS/IWRS Financial Information.    The results of operations of Covance IVRS/IWRS have been included in the audited consolidated financial statements since the acquisition date. The results of Covance in the period from the acquisition date (August 20, 2009) to December 31, 2009 were immaterial to the Company's consolidated financial results. Pro forma results of operations for the year ended December 31, 2009, assuming the acquisition of Covance had taken place at the beginning of the period would not differ significantly from the actual reported results.

4.     Goodwill and Intangible Assets

        Goodwill and intangible assets that have indefinite lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        A rollforward of the net carrying amount of goodwill is as follows:

	Year Ended December 31,
	2008	2009
Balance at beginning of year	$25,511	$39,125
Increase associated with the acquisition of Clarix (see Note 3)	13,718	—
Increase associated with the acquisition of Waban (see Note 3)	—	7,850
Increase associated with the acquisition of Maaguzi (see Note 3)	—	6,301
Increase associated with the acquisition of Covance IVRS/IWRS (see Note 3)	—	5,280
Purchase price adjustments	(104)	471

Balance at end of year	$39,125	$59,027

        The Company conducted its annual impairment test of indefinite lived intangible assets during the fourth quarter of its fiscal year. Based on the results, the Company determined that the value of the trade name acquired from Clarix, previously recorded as an asset with an indefinite useful life, was impaired and no longer had an indefinite useful life. Accordingly, the Company included this intangible asset in the table below. See Note 2 for further discussion of the impairment charge taken in 2009 for the Clarix trade name.

        Acquired intangible assets subject to amortization are amortized over their estimated useful lives based on either the pattern in which the economic benefits of the intangible asset are consumed or on a straight-line method. The estimated useful life represents the anticipated term of the acquired intangible assets. Finite-lived intangible assets consist of the following as of December 31, 2008 and 2009:

		As of December 31, 2008		As of December 31, 2009
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5 - 15 years	$15,460	$1,743	$21,447	$3,604
Customer relationships	5 - 20 years	10,010	1,309	22,190	2,574
Non-compete agreements	2 - 3 years	610	335	610	438
Trade name	1 - 8 years	300	157	3,140	396
In process research and development	8 years	—	—	886	—
Customer backlog	3 years	720	80	720	320

Total		$27,100	$3,624	$48,993	$7,332

        Amortization expense related to intangible assets for the years ended December 31, 2007, 2008 and 2009 was $867, $1,580 and $3,708, respectively.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The estimated remaining amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year ended December 31,	Amount
2010	$5,608
2011	4,987
2012	4,914
2013	4,543
2014	4,039
2015 and thereafter	17,570

Total	$41,661

5.     Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2008	2009
Accrued payroll and related benefits	$14,108	$17,278
Accrued royalties	1,839	1,867
Loss on foreign exchange contracts	1,059	—
Accrued outside contractors	1,716	2,013
Lease exit costs	527	—
Accrued other expenses	3,437	6,476

Total	$22,686	$27,634

6.     Income Taxes

        Income before the (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2008	2009
Domestic	$18,348	$19,232	$10,933
Foreign	1,683	1,967	2,510

Total	$20,031	$21,199	$13,443

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The (benefit from) provision for income taxes in the accompanying consolidated statements of income consists of the following:

	Year Ended December 31,
	2007	2008	2009
Current provision :
Federal	$876	$496	$475
State	(9)	165	819
Foreign	738	168	1,507

Total	$1,605	$829	$2,801

Deferred (benefit) provision:
Federal	$(9,925)	$5,671	$2,851
State	(755)	465	348
Foreign	(95)	389	(603)

Total	$(10,775)	$6,525	$2,596

Total (benefit) provision	$(9,170)	$7,354	$5,397

        The Company has used net operating losses to reduce cash taxes payable in the years ended December 31, 2007, 2008 and 2009.

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009
Federal statutory rate	35%	35%	35%
State tax	3	3	3
Tax credits (research and development)	(5)	(6)	(13)
Increase in tax reserves	4	1	3
Decrease in valuation allowance	(83)	—	—
Stock-based compensation expense	—	—	11
Other	—	2	1

Effective tax rate	(46)%	35%	40%

        The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2008 and 2009 is as follows:

	As of December 31,
	2008	2009
Net operating loss carryforwards	$11,623	$7,307
Nondeductible reserves, accruals and other	4,858	7,877
Deferred compensation	2,792	2,294
Tax credits (research & development, AMT & foreign taxes)	5,470	9,248
Basis difference in fixed assets	(3,741)	(8,499)
Acquired intangible assets	(1,000)	(3,241)

	$20,002	$14,986

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The Company is subject to income taxes in both the United States and foreign jurisdictions, and uses estimates in determining its provision for income taxes. The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company considered its recent operating results, future taxable income projections and all prudent and feasible tax planning strategies. In the year ended December 31, 2007, the Company determined that it was more likely than not that it would realize the full value of its remaining deferred tax asset and therefore reduced the valuation allowance by an additional $22,665. The benefit of the release in valuation allowance was realized through reductions to income tax expense of $16,535 and to goodwill of $6,130.

        At December 31, 2009, the Company had $19,246 of net operating loss carryforwards that may be used to offset future U.S. federal taxable income. In addition, the Company had $20,328 of net operating losses resulting from excess tax deductions related to stock-based compensation. The Company will realize the benefit of these excess tax deductions through increases to stockholders equity in the periods in which the losses are utilized to reduce tax payments. The Company had $3,735 of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxable income. In addition, the Company has $406 of federal research and development tax credits resulting from excess tax deductions related to stock-based compensation, the benefit of which will be realized through increases to stockholders' equity in the periods in which the credits are utilized to offset future U.S. taxes. The net operating loss and tax credit carryforward periods extend through 2029. The Company also had $4,486 of research and development tax credit carryforwards and $1,368 of investment tax credit carryforwards that may be utilized to offset future Massachusetts state income tax. The Massachusetts research and development tax credit carryforward period extends through 2024. The Massachusetts investment tax credit carryforwards begin to expire in 2010. The federal and state net operating loss carryforwards and research and development and investment tax credit carryforwards are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders.

        As of December 31, 2008 and 2009 the liability for unrecognized income tax benefits was $1,387 and $1,635, respectively. Of the balance as of December 31, 2009, entire amount would favorably impact the Company's tax rate if recognized. The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2008 and 2009, the Company had an accrual of $127 and $90, respectively, for the payment of interest and penalties related to its unrecognized tax positions.

        The reconciliation of the gross amount of unrecognized tax benefits as of December 31, 2008 and 2009 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2009
Balance at beginning of period	$1,374	$1,653
Decrease due to lapsing of statute of limitations	—	(107)
Increase related to current year tax positions	279	413

Balance at end of period	$1,653	$1,959

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        As of December 31, 2009, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

        The Company files income tax returns in the United States, various U.S. state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2006, although carryforward attributes that were generated prior to 2006 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2006 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2004.

        The Company's current intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on $2,069 of the unremitted earnings of its foreign subsidiaries. If such earnings were distributed, it would result in approximately $73 of incremental U.S. tax expense.

7.     Lease Exit and Restructuring Costs

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

        There were no lease exit costs recorded for the year ended December 31, 2009.

Restructuring Costs

        Restructuring costs of $216 were recorded in the Company's consolidated statement of income for the year ended December 31, 2009 in connection with the right sizing of the Company's various lines of business to better meet customer demands, and the release of underperforming employees.

8.     Restricted Cash

        As of December 31, 2008, the Company had a $500 collateral obligation for its prior corporate headquarters facility lease, which was secured by a certificate of deposit. The certificate of deposit was classified as "Restricted cash, current portion" in the audited consolidated balance sheets. In connection with the relocation of the Company's corporate headquarters, the $500 collateral obligation was terminated and, as such, this amount is no longer classified as "Restricted cash, current portion" as of December 31, 2009.

        In connection with the signing of a lease on February 13, 2008 to secure office space for the Company's new corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts, the Company deposited with the landlord an unconditional, irrevocable letter of credit in the landlord's favor in the amount of $962, secured by a certificate of deposit. The certificate of deposit has been classified as "Restricted cash, net of current portion" in the audited consolidated balance sheets as of December 31, 2008 and December 31, 2009. See Note 9 for further discussion regarding this lease.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

9.     Commitments and Contingencies

Operating Leases

        On February 13, 2008, the Company entered into a lease ("Headquarters Lease") with BP Fourth Avenue, L.L.C. (the "Landlord") to secure office space for the Company's current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the Headquarters Lease was December 2008. The lease for the Company's previous corporate headquarters at 880 Winter Street in Waltham, Massachusetts expired in February 2009. The Headquarters Lease provides for the rental of 165,129 square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company was not required to pay any rent for the first three months of the initial Headquarters Lease term. After the initial three months, the annual rent under the Headquarters Lease for years one through five is $6,600, or approximately $548 per month. For years six through ten, the annual rent will be $7,200, or approximately $603 per month. The total base rent payable in the initial term is $69,100. In connection with the signing of the Headquarters Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord's favor in the amount of $962.

        On August 17, 2009, the Company entered into a lease ("IRT Lease") with KBS Five Tower Bridge, L.L.C. to secure office space for the Company's Phase Forward IRT business operations at 300 Barr Harbor Drive, West Conshohocken, Pennsylvania. The commencement date for occupancy under the IRT Lease was September 2009. The IRT Lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five-year options. The annual rent under the IRT Lease for the first year is $1,325, or approximately $110 per month, with annual escalations in rent for each subsequent year in the amount of $22, or fifty cents per rentable square foot. The total base rent payable in the initial term is $14,258.

        The following table of material contractual obligations as of December 31, 2009 summarizes the aggregate effect that these obligations are expected to have on cash flows in the periods indicated:

Amount
Year ended December 31,
2010	$10,041
2011	10,007
2012	9,159
2013	8,527
2014	9,025
2015 and thereafter	36,681

Total minimum lease payments	$83,440

        Certain of the Company's leases have escalating rent payments. The Company records rent expense on a straight line basis over the term of the lease. Rent expense for the periods ended December 31, 2007, 2008 and 2009 was $3,349, $4,251and $9,215, respectively. As of December 31, 2008 and 2009, the Company has deferred rent of $564 and $2,115, respectively, of which $564 and $2,115, respectively, is classified as a long-term liability in the accompanying consolidated balance sheets.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

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

10.   Leasehold Incentive Obligations

        In conjunction with the February 2008 lease agreement for the Company's current headquarters, the landlord agreed to reimburse the Company for leasehold improvements totaling $8,104, which was received in 2008. The leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as "leasehold incentive obligation" on the consolidated balance sheet. The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy. The leasehold improvements in property and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.

        In conjunction with the August 2009 lease agreement for the Company's Phase Forward IRT operation, the landlord agreed to reimburse the Company for leasehold improvements totaling $2,133, of which $1,640 had been completed and reimbursed in 2009. The leasehold improvements are recognized in property and equipment on the consolidated balance sheet, with the corresponding reimbursement recognized as "leasehold incentive obligation" on the consolidated balance sheet. The amount of the incentive will be amortized on a straight-line basis over the lease term as a reduction of rental expense at the beginning of occupancy. The leasehold improvements in property and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.

        The Company amortized the leasehold incentive obligations as a reduction to rent expense for the two above leases of $66 and $809 for the years ended December 31, 2008 and 2009, respectively.

        For additional information regarding the February 2008 lease and the August 2009 lease agreements, see Note 9.

11.   Stockholders' Equity

Common Stock

        For the years ended December 31, 2007, 2008 and 2009, the Company issued 899,933, 275,081, and 371,400 shares of common stock resulting in proceeds of $3,379, $1,676 and $2,042, respectively, from the exercise of common stock options. For the years ended December 31, 2007, 2008 and 2009, the Company issued 16,156, 33,703 and 32,907 shares of common stock resulting in proceeds of $290, $511 and $451, respectively, in connection with the Company's 2004 ESPP.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        On May 29, 2007, the Company sold 5,500,000 shares of common stock at $15.00 per share in a public offering, resulting in proceeds of $77,455 after deducting underwriters' discounts and offering related expenses. The Company also granted the underwriters an option for 30 days to purchase up to an additional 825,000 shares to cover over-allotments, if any, which was exercised in full on June 1, 2007, resulting in net proceeds of $11,695 after deducting underwriters' discounts. A summary of the terms of the offering can be found in the Company's Registration Statement No. 333-142328 on Form S-3, as filed with the Securities and Exchange Commission.

Stock-Based Compensation Plans

        The Company currently has one plan under which it may grant stock-based compensation awards to its directors, employees and non-employees. The Company has two additional plans under which there are awards outstanding, but under which no future awards may be made.

        In 2004, the Board of Directors and stockholders approved the Phase Forward Incorporated 2004 Stock Option and Incentive Plan (the "2004 Plan") which became effective upon the closing of the Company's initial public offering. The Company had reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2004 Plan. Under the 2004 Plan, the Board of Directors may grant stock options and other equity interests in the Company to employees of the Company and non-employees. The exercise price of each option is determined by the Board of Directors. Stock options may not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 2004 Plan generally vest over a four to seven year period and expire ten years from the grant date. In February 2005, the Company granted options to certain employees to purchase a total of 419,000 shares of common stock that vest upon the earlier of attainment of specified milestones or 7 years from the date of grant. Of these February 2005 option grants, 289,250 options have since vested due to the achievement of milestones, 50,000 options were forfeited, and 79,750 remain unvested. Generally, the remainder of equity awards granted were service-based and vest over a period of four years from the date of grant. On May 3, 2006, the Company's stockholders approved an amendment to the 2004 Plan to increase the number of shares available for issuance from 1,500,000 shares to 3,500,000 shares. In 2006, the Company issued 1,113,175 unvested restricted stock awards and restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock awards and units vest 50% in two years; 75% in three years and 100% in four years. A total of 400,000 unvested restricted stock awards were granted to the Company's Chief Executive Officer and vest 25% in three years; 50% in four years and 100% in five years. In 2007, the Company issued 589,144 unvested restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. In 2008, the Company issued 988,307 unvested restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. On October 20, 2008, the Company approved the lapsing of restrictions on 25,000 restricted stock awards to its Former Chairman of the Board and Chief Strategy Officer resulting in additional stock-based compensation expense of $332 in 2008, of which $54 represented incremental expense. In addition, the Company approved the acceleration of the vesting of 6,250 shares of incentive stock options to the same individual. The acceleration resulted in additional stock-based compensation expense of $45 in 2008, of which $29 represented incremental expense. In 2009, the Company issued 1,457,136 unvested restricted stock units under the 2004 Plan. Generally, the balances of these unvested restricted stock options and units vest 50% in two years; 75% in three years and 100% in four years. A total of 400,000 unvested restricted stock awards were granted to the Company's Chief Executive Officer and vest approximately 30% in two years; 55% in three years and 100% in four years.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

In addition, the Company approved the modification of previously granted award agreements to the new Chief Financial Officer and Senior Vice President of Integration and Product Strategy. These modifications brought the terms of each agreement in line with the terms customarily found in the agreements granted to the Company's senior executives and had no impact on the Company's consolidated financial position and results of operations.

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

        On May 8, 2009, the Company's stockholders approved an amendment and restatement of the 2004 Plan to increase the number of share available for issuance under the plan by 1,500,000 shares, bringing total shares authorized for issuance under the 2004 Plan to 5,481,505. As of December 31, 2009, the Company had 782,034 shares available for grant under the 2004 Plan.

        In 1997, the Company adopted the Phase Forward Incorporated 1997 Stock Option Plan (the "1997 Plan"). On May 2, 2007, the Company's stockholders approved an amendment to the 2004 Plan as discussed above. As part of that amendment, the Company decided that it will no longer issue any further shares under the 1997 Plan. Prior to the May 2, 2007 amendment to the 2004 Plan, under the 1997 Plan, the Board of Directors could grant incentive and nonqualified stock options to employees of the Company and non-employees. The exercise price of each option was determined by the Board of Directors. Incentive stock options could not be granted with an exercise price less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1997 Plan generally vest over four or five year periods and expire ten years from the grant date. In January and March 2004, the Company granted options to certain employees to purchase a total of 205,000 shares of common stock that vest upon the earlier of 7 years from date of grant or the attainment of specified milestones. All of the options to purchase shares have since either vested upon the attainment of specified milestones in accordance with the original provisions of the award or been modified to change the vesting provisions to a 4-year service period. Options to purchase 26,250 shares were accelerated in December 2004. There was no incremental stock-based compensation in excess of the amounts that were previously recorded as deferred compensation.

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

Non Plan Awards

        In 2008 the Company granted 210,254 restricted stock units awarded to former employees of Clarix, which was acquired by the Company in September 2008. In 2009 the Company granted 197,582 restricted stock units awarded to former employees of Waban, which was acquired by the Company in April 2009. The awards granted in both years were made as "inducement" awards within the definitions of the NASDAQ rulings. The Company determined that these awards were not part of the purchase price of the acquisition as the awards vest over three or four year periods based on future service. As such, the Company will record stock-based compensation expense for these awards based on the fair value as of the date of grant.

Stock Option Activity

        A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of December 31, 2009, and changes during the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
Outstanding as of December 31, 2008	2,187,123	$4.83	4.76
Granted	—	—
Exercised	(371,400)	5.50		$3,371
Canceled	281	6.53

Outstanding as of December 31, 2009	1,816,004	$4.70	3.69	$19,319

Exercisable as of December 31, 2009	1,736,170	$4.63	3.62	$18,598

Vested or expected to vest as of December 31, 2009(1)	1,809,957	$4.70	3.68	$19,265

(1)
The vested or expected to vest options at December 31, 2009 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)
The aggregate intrinsic value for shares outstanding, exercisable and vested is calculated based on the positive difference between the fair value per share of the Company's common stock on December 31, 2009 of $15.34, or the date of exercise, as applicable, and the exercise price of the underlying options.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        A summary of the status of the Company's unvested stock options as of December 31, 2009, and changes during the year ended December 31, 2009, is as follows:

Unvested Shares	Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2008	159,889	$7.15
Granted	—	—
Vested	(80,336)	7.99
Forfeited	281	6.53

Unvested at December 31, 2009	79,834	$6.30

Restricted Stock Awards and Unit Activity

        A summary of activity related to restricted common stock awards and unit awards as of December 31, 2009 and changes during the year ended December 31, 2009, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value(2)
Unvested at December 31, 2008	2,139,964	$10.85 - 23.20	$15.66
Granted	1,457,136	11.10 - 16.59
Vested	(606,722)	11.10 - 23.20
Forfeited	(59,015)	10.85 - 23.03

Unvested at December 31, 2009	2,931,363	$10.85 - 23.20	$15.21	2.46	$44,967

Expected to be free of restrictions(1)	2,388,395	$10.85 - 23.20	$15.22	2.44	$36,638

(1)
The expected to be free of restrictions at December 31, 2009 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)
The aggregate intrinsic value is calculated based on the fair value per share of the Company's common stock on December 31, 2009 of $15.34.

Employee Stock Purchase Plan

        In 2004, the Board of Directors and stockholders approved the 2004 ESPP, which became effective after the completion of the Company's initial public offering on July 20, 2004. The Company has reserved for issuance under this plan an aggregate of 320,000 shares of common stock. The 2004 ESPP allows eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions of up to 10% of a participant's annual compensation with a maximum of 5,000 shares available per participant during each payment period, subject to statutory limitations. The first payment period began on September 2, 2004 and ended on November 30, 2004. All subsequent payment periods consist of six-month periods commencing on December 1 and June 1 and ending on the last day of May and November. For the year ended December 31, 2009 the Company issued 32,907 shares of common stock under the 2004 ESPP resulting in proceeds of $451.

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Prior to December 1, 2005, the price per share under the 2004 ESPP for each payment period was the lesser of (1) 85% of the last reported sale price of the Company's common stock on the first business day of the payment period and (2) 85% of the last reported sale price of the common stock on the last business day of the payment period. Effective December 1, 2005, the Company amended the price provision of the 2004 ESPP such that the option price is now set at 95% of the last reported sale price of the common stock on the last business day of the payment period. Accordingly, the 2004 ESPP is considered a non-compensatory plan.

Stock Repurchase Program

        On November 3, 2009, the Company's Board of Directors authorized the repurchase of up to $40,000 of its common stock, par value $0.01 per share, through a share repurchase program. On February 12, 2010, the Company's Board of Directors increased the amount available under the share repurchase program by an additional $25,000. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company.

        This share repurchase program does not obligate the Company to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from the Company's cash and investment balances. While the Company's Board of Directors have approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased were determined at the Company management's discretion, and depended upon market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is currently scheduled to terminate on December 31, 2010. For the year ended December 31, 2009, 942,862 shares of the Company's common stock had been purchased as part of this repurchase program at an average price of $14.86 per share.

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the outstanding forward foreign exchange contracts held by the Company at December 31, 2008 and 2009:

		As of December 31,
		2008		2009
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	—	$—	1,000	$1,612
British pound	Buy	1,200	1,765	—	—
Euro	Sale	7,500	10,454	3,200	4,571
Japanese yen	Sale	45,000	477	—	—

			$12,696		$6,183

        The forward foreign exchange contracts are short-term and generally mature within one month of origination.

        Realized and unrealized foreign currency gains and losses, net of hedging are accounted for in other income. The Company recorded foreign currency losses of $42, $554 and $110 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company settles forward foreign exchange contracts in cash. As of December 31, 2008 and 2009, the Company recorded $(1,059) and $192, respectively, of foreign exchange gains/(losses) in other income (expense) as a result of outstanding forward foreign exchange contracts.

13.   Fair Value Measurements

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

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

  B.
  Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

  C.
  Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

        The following table sets forth the Company's financial instruments carried at fair value using the lowest level of input as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$22,495	$—	$—	$22,495
Restricted cash	962	—	—	962

Total cash equivalents and restricted cash	$23,457	$—	$—	$23,457

U.S. agency notes	$—	$22,348	$—	$22,347
Corporate bonds	—	25,523	—	25,523
Auction rate securities(1)	—	—	19,370	19,370
Securities settlement agreement	—	—	4,345	4,345

Total short-term investments	$—	$47,871	$23,715	$71,586

U.S. agency notes	$—	$13,742	$—	$13,742
Corporate bonds	—	12,697	—	12,697

Total long-term investments	$—	$26,439	$—	$26,439

Total assets	$23,457	$74,310	$23,715	$121,482

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

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 financial assets for the twelve months ended December 31, 2009:

Level 3 Financial Assets
Balance, beginning of period	$23,344
Transfers in (out) of Level 3	—
Sales	(250)
Realized gains/(losses)	—
Unrealized gains/(losses) on securities held at period end	621

Balance, end of period	$23,715

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        Realized gains and losses from sales of the Company's investments are included in "Other income" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2009, except for the put option related to the Company's ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 2.

14.   Business Segments and Geographic Information

        Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Geographic Data

        Financial information by geographic area for the years ended December 31, 2007, 2008 and 2009 are as follows:

        The following table summarizes revenues recorded in each of the Company's principal sales office locations:

	Year Ended December 31,
	2007	2008	2009
Revenues:
North America	$68,283	$94,555	$130,536
United Kingdom	46,575	51,417	57,572
France	11,901	15,099	15,788
Asia Pacific	7,530	9,113	9,361

	$134,289	$170,184	$213,257

Phase Forward Incorporated

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes property and equipment, net by location within and outside the U.S.:

	As of December 31,
	2008	2009
Property and equipment, net:
United States	$35,829	$50,812
United Kingdom	407	501
Other	379	1,527

	$36,615	$52,840

15.   Employee Benefit Plan

        On January 1, 1998, the Company adopted the Phase Forward Incorporated 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may match a portion of the employee contribution up to a defined maximum. The Company may, but is not obligated to, provide profit sharing to employees. For the years ended December 31, 2007 and 2008, the Company made no matching contributions. For the year ended December 31, 2009, the Company made matching contributions of $507, representing 50% of contributions per employee, up to a maximum Company contribution per employee of $3.

16.   Quarterly Financial Data (unaudited)

        The following table presents a summary of quarterly results of operations for 2008 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008:
Total revenues	$38,020	$40,851	$42,991	$48,322
Gross margin	21,837	23,034	24,467	27,906
Net income applicable to common stockholders	4,002	3,694	3,441	2,708
Net income per share applicable to common stockholders:
Basic	$0.10	$0.09	$0.08	$0.06
Diluted	$0.09	$0.08	$0.08	$0.06
Year ended December 31, 2009:
Total revenues	$48,816	$52,501	$53,119	$58,821
Gross margin	28,351	30,471	29,484	32,516
Net income/(loss) applicable to common stockholders	4,078	2,227	1,809	(68)
Net income/(loss) per share applicable to common stockholders:
Basic	$0.10	$0.05	$0.04	$(0.00)
Diluted	$0.09	$0.05	$0.04	$(0.00)

EXHIBIT INDEX

Exhibit No.		Description
2.1	#	Agreement and Plan of Merger by and among Phase Forward, Merger Sub, Lincoln and Lincoln SR dated as of August 16, 2005. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2005.)
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Phase Forward, Lincoln and Lincoln SR dated as of September 13, 2006. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 15, 2006.)
2.3		Unit Purchase Agreement by and among Clarix LLC, the Member Representative (as defined therein), the Selling Interest Holders listed therein, and Phase Forward Incorporated dated as of September 5, 2008. (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on September 11, 2008.)
2.4		Agreement and Plan of Merger by and among Phase Forward Incorporated, Waban Software, Inc., Pecan Acquisition Corp. and the Securityholder Representative, dated as of April 22, 2009 (Incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on April 22, 2009.)
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated July 20, 2004. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
3.2		Amended and Restated Bylaws of the Registrant. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
3.3		Amendment No. 1 to the Amended and Restated By-laws. (Incorporated by reference herein to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on May 13, 2009.)
4.1		Specimen Certificate for shares of the Registrant's Common Stock. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.1	+	1997 Stock Option Plan. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.2	+	Amended and Restated 2003 Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.3	+	Amendment No. 1 to the 2004 Stock Option and Incentive Plan as Amended and Restated March 2006. (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007.)
10.4	+	Amended and Restated 2004 Employee Stock Purchase Plan. (Incorporated by reference herein to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2006.)
10.5	+	Form of Incentive Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.6	+	Form of Non-Statutory Stock Option Agreement. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2004.)
10.7	+	Form of Non-Statutory Stock Option Agreement (U.K.). (Incorporated by reference herein to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005.)
10.8	+	Form of Stock Option Grant Certificate under the Registrant's Amended and Restated 1997 Stock Option Plan. (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2005.)
10.9	+	Form of Restricted Stock Award Agreement. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2006.)

Exhibit No.		Description
10.10	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2007.)
10.11	+	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference herein to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on March 6, 2007.)
10.12	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix LLC Founders (Incorporated by reference herein to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-153335).)
10.13	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement for Clarix LLC Employees (Incorporated by reference herein to exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-153335).)
10.14	+	Phase Forward Incorporated Management Incentive Plan (Effective January 1, 2009) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2009.)
10.15	+	Summary of cash compensation practices for non-employee directors. (Incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 17, 2008.)
10.16	+	Form of Executive Agreement between the Registrant and its officers, as amended March 7, 2005 and June 6, 2006, as restated on February 28, 2008 and as further amended on November 4, 2008. (Incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2009.)
10.17	+	Form of Management Retention Agreement. (Incorporated by reference herein to the Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 11, 2008.)
10.18	+	Form of Management Retention Agreement. (Incorporated by reference herein to the Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 11, 2008.)
10.19	+	Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.20		License Agreement by and among Mark L. Kozam d/b/a MLK Software and Datasci, LLC, and the Company. (Incorporated by reference herein to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.)
10.21		Sublease Agreement between the Registrant and BMC Software, Inc. (Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-113594), as amended.)
10.22		Lease dated February 13, 2008 between Phase Forward Incorporated and BP Fourth Avenue, L.L.C. (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 19, 2008.)
10.23		Seventh Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006.)
10.24	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement (Key Employee Form). (Incorporated by reference herein to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the SEC on April 22, 2009.)
10.25	+	Form of Phase Forward Incorporated Restricted Stock Unit Award Agreement (Standard Employee Form). (Incorporated by reference herein to Exhibit 99.2 of the Company's Registration Statement on Form S-8 filed with the SEC on April 22, 2009.)
10.26	+	Phase Forward Incorporated Management Incentive Plan. (Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2009.)
10.27	+	Non-Employee Directors' Deferred Compensation Program Plan. (Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)

Exhibit No.		Description
10.28	+	Amended and Restated 2004 Stock Option and Incentive Plan (Incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 13, 2009).
10.29	+	Senior Executive's Service Agreement between Phase Forward Europe Limited and Stephen Powell. (Incorporated by reference herein to exhibit 10.1 on the Company's current report on Form 8-K filed with the SEC on February 5, 2010.)
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment requested for portions of this document.

*
Filed herewith.