Form 10-Q
period 2010-03-31
Phase Forward Inc
filed 2010-05-10
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, the registrant had 43,744,864 shares of common stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2010

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	December 31, 2009	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$41,862	$53,290
Short-term investments	67,241	76,449
Securities settlement agreement	4,345	3,280
Accounts receivable, net of allowance of $781 and $769, respectively	56,034	44,660
Deferred income taxes	9,521	9,521
Other current assets	14,694	15,564

Total current assets	193,697	202,764

Property and equipment, net	52,840	52,015
Intangible assets, net of accumulated amortization of $7,332 and $8,782, respectively	41,661	40,211
Goodwill	59,027	59,027
Deferred income taxes	5,465	5,465
Restricted cash	962	982
Long-term investments	26,439	—
Other assets	9,865	9,213

Total assets	$389,956	$369,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,909	$3,649
Accrued expenses and other current liabilities	28,006	19,136
Deferred revenues	85,896	95,394

Total current liabilities	119,811	118,179

Deferred rent, net of current portion	2,115	2,489
Deferred revenue, net of current portion	12,478	15,055
Other long-term liabilities	10,224	10,177

Total liabilities	144,628	145,900

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized: 43,577 and 43,732 issued, respectively	436	438
Additional paid-in capital	296,572	299,478
Treasury stock, 980 and 2,915 shares at cost, respectively	(14,147)	(40,111)
Accumulated other comprehensive income (loss)	71	(357)
Accumulated deficit	(37,604)	(35,671)
Total stockholders’ equity	245,328	223,777

Total liabilities and stockholders’ equity	$389,956	$369,677

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010

Revenues:
License	$14,116	$15,141
Service	34,700	42,059
Total revenues	48,816	57,200

Costs of revenues:
License (2)	566	566
Service (1), (2)	19,899	25,716
Total cost of revenues	20,465	26,282

Gross margin:
License	13,550	14,575
Service	14,801	16,343
Total gross margin	28,351	30,918

Operating expenses:
Sales and marketing (1), (2)	7,206	8,986
Research and development (1)	8,180	9,698
General and administrative (1), (2)	7,804	9,184
Total operating expenses	23,190	27,868

Income from operations	5,161	3,050

Other income:
Interest income	640	316
Other income (expense), net	409	(184)
Total other income	1,049	132

Income before provision for income taxes	6,210	3,182
Provision for income taxes	2,132	1,249

Net income	$4,078	$1,933

Net income per share applicable to common stockholders:
Basic	$0.10	$0.05

Diluted	$0.09	$0.05

Weighted average number of common shares used in net income per share calculations:
Basic	42,430	41,085

Diluted	43,998	42,764

(1) Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$476	$636
Sales and marketing	415	468
Research and development	621	1,036
General and administrative	1,057	1,361

(2) Amounts include amortization expense of acquired intangible assets, as follows:

Costs of license revenues	$155	$237
Cost of service revenues	261	447
Sales and marketing	320	740
General and administrative	25	26

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2010

Operating activities

Net income	$4,078	$1,933

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,713	5,806
Stock-based compensation expense	2,569	3,501
Amortization of leasehold incentive obligation	(198)	(247)
Provision for allowance for doubtful accounts	13	12
Deferred income taxes	2,444	—
Amortization of premiums or discounts on investments	(3)	254
Change in fair value of investments	(437)	(1,112)
Change in fair value of securities settlement agreement	185	1,065
Changes in assets and liabilities:
Accounts receivable	(2,210)	11,406
Other assets	(1,881)	(670)
Accounts payable	(4,125)	(2,254)
Accrued expenses	(6,715)	(8,756)
Deferred revenues	7,465	12,137
Deferred rent	1,135	374

Net cash provided by operating activities	6,033	23,449

Investing activities

Increase in restricted cash	—	(20)
Proceeds from maturities of short-term and long-term investments	12,000	29,125
Purchase of short-term and long-term investments	(9,536)	(10,750)
Purchase of property and equipment	(5,174)	(3,049)

Net cash (used in) provided by investing activities	(2,710)	15,306

Financing activities

Proceeds from issuance of common stock	342	134
Purchase of treasury stock	—	(25,964)
Withholding taxes in connection with vesting of restricted stock awards	(459)	(727)

Net cash used in financing activities	(117)	(26,557)

Effect of exchange rate changes on cash and cash equivalents	(547)	(770)

Net increase in cash and cash equivalents	2,659	11,428
Cash and cash equivalents at beginning of period	131,550	41,862

Cash and cash equivalents at end of period	134,209	53,290
Short-term and long-term investments at end of period	43,891	76,449
Total cash, cash equivalents and short-term and long-term investments at end of period	$178,100	$129,739

See accompanying notes.

Phase Forward Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2010, the results of its operations for the three months ended March 31, 2009 and 2010 and its cash flows for the three months ended March 31, 2009 and 2010. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010.

As of March 31, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed except for the adoption or application of the accounting pronouncements applicable for subsequent periods as set forth in Note 16.

2.      Revenue Recognition

The Company derives revenues from software licenses and services of its Integrated Clinical Research Suite (“ICRS”) products which can be purchased on a stand-alone basis or bundled together. License revenues are derived principally from the sale of term licenses of its software products and service revenues are derived principally from the Company’s delivery of the hosted solutions of its software products, consulting services and customer support including training, for all of the Company’s products. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. In the first quarter of 2010, the Company adopted the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which was ratified by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. The Company adopted these standards in the first quarter of 2010, effective as of January 1, 2010 and on a prospective basis thereafter. The adoption of this standard did not materially affect the results of operations for three months ended March 31, 2010.  See Note 16 for further discussion on the adoption of this standard.

The components of revenue are as follows:

	Three Months Ended March 31,
	2009	2010
License	$14,116	$15,141
Application hosting services	26,626	33,782
Consulting services	4,861	5,207
Customer support	3,213	3,070
Total	$48,816	$57,200

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

The Company generally enters into software term licenses for its software products with its customers for 1 to 5 year periods. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees annually in advance for each year of the license term. Payment terms are generally net 30 days.

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

The Company continues to sell additional perpetual licenses for software products in certain situations to existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. For the Clintrial and Empirica Trace products, the Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. For Clinical Development Center products, vendor specific objective evidence of fair value for the customer support has not been established, and therefore, revenue for the entire agreement is recognized ratably over the term of the underlying support agreement. The Company generates customer support and maintenance revenues from its perpetual license customer base. Training revenues are recognized as earned.

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

In the event that an application hosting customer cancels its related statement of work, all deferred revenues are recognized. In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, the Company has not experienced any material losses on uncompleted application hosting or consulting contracts.

In the three months ended March 31, 2009 and 2010, no customer accounted for 10% or more of the Company’s total revenues for the period.

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

Internal Use Software and Website Development Costs

The Company capitalizes qualifying computer software costs which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. The Company capitalized $206 and $191 during the three months ended March 31, 2009 and 2010, respectively, related to Company-wide financial systems and outside software development costs associated with the Company’s hosting operation, of which both had certain portions that became operational in 2009 and 2010.  Capitalized amounts include software and direct external implementation costs and are classified as “Property and Equipment, net” in the accompanying unaudited condensed consolidated balance sheets.  The Company-wide financial system is being amortized over five years while the outside software development costs associated with the Company’s hosting operation is being amortized over three years.  Amortization expense was $9 and $80 during the three months ended March 31, 2009 and 2010, respectively.

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

3.      Prepaid Sales Commissions, Royalties and Deferred Set Up Costs

Prepaid Sales Commissions.   For arrangements where revenues are recognized over the relevant contract period, the Company defers related commissions paid to its direct sales force and amortizes them over the period in which the related revenues are recognized.

Royalty Obligations.   For arrangements where revenues are recognized over the relevant contract period, the Company defers related software license royalties paid to third parties, and amortizes them over the period in which the related revenues are recognized. The Company’s royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. The Company has the right to recover the royalties in the event the arrangement is cancelled.

Deferred Set Up Costs.   Costs incurred for the trial system design, set up and implementation are deferred until the start of the hosting period and are amortized and recognized ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs. In the event that an application hosting customer cancels its related statement of work, all deferred set up costs are expensed.

Prepaid sales commissions, royalty obligations and deferred set up costs are included in “other current assets” and “other assets” in the accompanying unaudited condensed consolidated balance sheets.  Commissions, royalty obligations and deferred set up costs are amortized to sales and marketing, cost of revenues and cost of services, respectively.

The Company deferred and amortized the following amounts for the three months ended March 31, 2009 and 2010:

	Deferred		Amortized
Description	2009	2010	2009	2010
Prepaid Sales Commissions	$1,984	$2,325	$1,744	$2,173
Royalty Obligations	1,089	535	661	367
Deferred Set Up Costs	1,295	2,054	917	1,292
Total	$4,368	$4,914	$3,322	$3,832

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

To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.

5.                 Acquisitions

From time to time the Company has expanded its product and service offerings through the acquisition of other businesses or technologies. The most recent transactions include the 2009 acquisitions of Waban Software, Inc. (“Waban”), Maaguzi LLC (“Maaguzi”), and the Interactive Voice and Web Response Services business (“Covance IVRS/IWRS”) of Covance Inc., all of which are further described below.

Covance IVRS/IWRS.   In August 2009 the Company acquired the Interactive Voice and Web Response Services business of Covance Inc. (“Covance IVRS/IWRS”). The aggregate purchase price was $10,000 in cash, of which $5,280 and $5,610 was recorded as goodwill and intangible assets, respectively, with all of the intangible assets consisting of customer relationships.   All of the goodwill is expected to be deductible for income tax purposes. While the Company has existing trials running on the Covance IVRS/IWRS system, no new trials or offerings will be sold or implemented.

Maaguzi.   In July 2009 the Company acquired all of the outstanding membership interests of Maaguzi LLC (“Maaguzi”), a privately-held innovative provider of a Web-based product called OutcomeLogix, which is an electronic patient reported outcomes (“ePRO”) and late phase solution. The acquisition of Maaguzi extends the Company’s ICRS and marks the Company’s entry into the ePRO and observational studies markets. The aggregate purchase price was $11,000 in cash, of which $6,301and $5,338 was recorded as goodwill and intangible assets, respectively. All of the goodwill is expected to be deductible for income tax purposes.

Waban.   In April 2009 the Company acquired all of the outstanding common stock of Waban Software, Inc. (“Waban”), a privately-held provider of platform solutions for the automation and compliance of clinical data analysis and reporting. Waban’s software, which the Company has branded as Clinical Development Center product, provides automation, traceability and control of the key activities involved in the integration, analysis and reporting on clinical trial data. The Company acquired the technology of

Waban to allow it to penetrate the market for statistical computing and clinical data repository solutions. The aggregate purchase price was $13,764 in cash, of which $7,850 and $8,905 was recorded as goodwill and intangible assets, respectively. None of the goodwill is expected to be deductible for income tax purposes.

All of the assets acquired and liabilities assumed in the above acquisitions are recognized at their acquisition-date fair values, while transaction costs were expensed as incurred.  The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, was allocated to goodwill. Acquired intangible assets were valued using the discounted cash flows and relief-from royalty approaches. If an allocated asset becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The acquired intangible assets are subject to review for impairment as indicators of impairment develop and, otherwise, at least annually. The results of each acquisition have been included in the unaudited condensed consolidated financial statements since the respective dates of acquisition.

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2009	2010
Numerator:
Net income	$4,078	$1,933

Denominator:
Weighted-average common shares outstanding	43,022,458	41,459,557
Less weighted-average unvested restricted common stock awards outstanding	(592,150)	(374,625)
Basic weighted-average common shares outstanding	42,430,308	41,084,932
Dilutive effect of common stock options	1,071,713	917,886
Dilutive effect of unvested restricted common stock awards and units	495,665	760,963
Diluted weighted-average common shares outstanding	43,997,686	42,763,782

Net income per share applicable to common stockholders:
Basic	$0.10	$0.05

Diluted	$0.09	$0.05

Diluted weighted average common shares outstanding do not include options, awards and units outstanding to purchase 350,011 and 629,678 common equivalent shares for the three months ended March 31, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

7.                 Cash, Cash Equivalents, Short-term and Long-term Investments

Securities that the Company has the intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. Securities for which it is not the Company’s intent to hold to maturity are classified as either available-for-sale securities or trading securities. Available-for-sale securities are reported at fair value, with temporary unrealized gains/(losses) excluded from earnings and reported as a separate component of stockholders’ equity and other than temporary unrealized losses included in earnings. Trading securities are reported at fair value, with unrealized gains/(losses) included in earnings.  The Company’s cash equivalents principally consist of money market funds and corporate bonds with maturities of 90 days or less at the date of purchase. Short-term and long-term investments primarily consist of investment-grade corporate bonds, U.S. government agency notes and auction rate securities (“ARS”) with original maturities of greater than 90 days.

During the three-months ended March 31, 2010, the Company elected to sell certain investments which were classified as held-to-maturity.  As a result, the Company determined that all investments should now be classified as available-for-sale, and accordingly, the Company recorded unrealized gains of $286 through other comprehensive income in the period ended March 31, 2010 to properly record the available-for-sale securities at fair value.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2009 and March 31, 2010 consist of the following:

	December 31, 2009
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash and cash equivalents	Demand	$41,862	$41,862	$41,862

U.S. agency notes	138 days	$22,348	$22,413	$22,348
Corporate bonds	177 days	25,523	25,678	25,523
Auction rate securities	181 days	23,800	19,370	19,370
Total short-term investments		$71,671	$67,461	$67,241

U.S. agency notes	499 days	$13,742	$14,577	$13,742
Corporate bonds	460 days	12,697	12,898	12,697
Total long-term investments		$26,439	$27,475	$26,439

	March 31, 2010
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash and cash equivalents	Demand	$53,290	$53,290	$53,290

U.S. agency notes	216 days	$27,694	$27,724	$27,724
Corporate bonds	239 days	30,236	30,493	30,493
Auction rate securities	90 days	21,550	18,232	18,232
Total short-term investments		$79,480	$76,449	$76,449

As of March 31, 2010 all securities, with the exception of ARS, are classified as available-for-sale securities. In prior periods and up through the execution of the signed settlement agreement with UBS AG (“UBS”) in November 2008 as further discussed below, the ARS were classified as available-for-sale because it was the Company’s intent not to hold them to maturity. Upon the execution of the settlement agreement with UBS, the Company elected to make a one-time transfer of the ARS from available-for-sale securities to trading securities. Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities have been included in earnings.  Interest and dividends on all of the Company’s securities are included in interest income in the accompanying unaudited condensed consolidated statement of income.

As of December 31, 2009 and March 31, 2010, the Company held ARS totaling $23,800 and $21,550, respectively, at par value, which are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets, and which are recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

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

The Company performed a fair value calculation of these ARS as of March 31, 2010.  Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in the Company continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities.

Based upon the valuation performed, the Company concluded that the fair value of these ARS at December 31, 2009 was $19,370, a decline of $4,430 from par value. As of March 31, 2010, the Company concluded that the fair value of these ARS was $18,232, and therefore, recorded the change in fair value of $1,112 in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2010.  During the three months ended March 31, 2010, $2,250 of the Company’s ARS were called by the respective issuers at par value.  As of March 31, 2010, it remained the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the Agreement.  Accordingly, the ARS are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets.

Fair value of the Company’s put option was determined using a discounted cash flow method, which considered the following factors: term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, the Company concluded that the fair value of the put option as of December 31, 2009 and March 31, 2010 was $4,345 and $3,280, respectively.  Accordingly, the decrease in fair value of $1,065 for the three months ended March 31, 2010 was recorded in the Company’s accompanying unaudited condensed consolidated statements of income. As of March 31, 2010, it remained the Company’s intent to sell the ARS on June 30, 2010 in accordance with its rights under the settlement agreement and, accordingly, the Company classifies the fair value of the “securities settlement agreement” as current assets in the accompanying unaudited condensed consolidated balance sheets.

Refer to Note 15 for further discussion on Fair Value Measurements.

8.                    Goodwill and Intangible Assets

Intangible assets that have indefinite lives are not amortized while intangible assets that have finite lives are amortized over their useful lives.  Both goodwill and intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis.  Consistent with prior years, the Company will conduct its annual impairment test of goodwill during the fourth quarter of 2010.  For the three months ended March 31, 2010, there have been no changes to the goodwill balance and there have been no impairment indicators that would lead the Company to write down an asset.

Intangible assets consist of the following:

		As of December 31, 2009		As of March 31, 2010
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5-15 years	$21,447	$3,604	$21,447	$4,288
Customer relationships	5-18 years	22,190	2,574	22,190	3,087
Non-compete agreements	2-3 years	610	438	610	464
Trade name	1-8 years	3,140	396	3,140	563
In process research and development	8 years	886	—	886	—
Customer backlog	3 years	720	320	720	380
Total		$48,993	$7,332	$48,993	$8,782

Amortization expense related to intangible assets for the three months ended March 31, 2009 and 2010 was $761 and $1,450, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2010 (nine months ended December 31, 2010)	$4,158
2011	4,987
2012	4,914
2013	4,543
2014	4,039
2015 and thereafter	17,570
Total	$40,211

9.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2009	2010
Accrued payroll and related benefits	$17,278	$10,244
Accrued royalties	1,867	748
Accrued outside contractors	2,013	1,621
Leasehold incentive obligation (1)	956	1,002
Accrued other expenses	5,892	5,521

Total	$28,006	$19,136

(1)          In conjunction with the February 2008 lease agreement (see Note 10) the Company was reimbursed for leasehold improvements totaling $8,104.  In conjunction with the August 2009 lease agreement (see Note 10), the Company was reimbursed for leasehold improvements totaling $2,163, of which $1,640 was received in 2009 and $523 received in 2010. Both leasehold improvements are recognized in property and equipment in the accompanying condensed consolidated balance sheets, with the corresponding reimbursement recognized as “accrued expenses and other current liabilities” and “other long-term liabilities” on the unaudited condensed consolidated balance sheets. The amount of the incentive is being amortized on a straight-line basis over the lease term as a reduction of rental expense and commenced at the beginning of occupancy. The leasehold improvements in property and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.  The Company amortized the leasehold incentive obligation as a reduction to rent expense of $198 and $247 in the three months ended March 31, 2009 and 2010, respectively.

10.           Commitments, Contingencies and Restricted Cash

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

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against the Company, the members of the Company’s board of directors, Oracle Corporation, and Pine Acquisition Corporation.  Refer to Note 17 for further discussion.

On August 17, 2009, the Company entered into a lease (“IRT Lease”) with KBS Five Tower Bridge, LLC to secure office space for the Company’s Phase Forward IRT business operations at 300 Barr Harbor Drive, West Conshohocken, Pennsylvania. The commencement date for occupancy under the IRT Lease was September 2009 with rent payments commencing in June 2010. The IRT Lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five-year options. The annual rent under the IRT Lease for the first year is $1,325, or approximately $110 per month, with annual escalations in rent for each subsequent year in the amount of $22, or fifty cents per rentable square foot. The total base rent payable in the initial term is $14,258.

On February 13, 2008, the Company entered into a lease (“Headquarters Lease”) with BP Fourth Avenue, LLC (the “Landlord”) to secure office space for the Company’s current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the Headquarters Lease was December 2008. The lease for the Company’s previous corporate headquarters at 880 Winter Street in Waltham, Massachusetts expired in February 2009. The Headquarters Lease provides for the rental of 165,129 square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company was not required to pay any rent for the first three months of the initial Headquarters Lease term. After the initial three months, the annual rent under the Headquarters Lease for years one through five is $6,600, or approximately $548 per month. For years six through ten, the annual rent will be $7,200, or approximately $603 per month. The total base rent payable in the initial term is $69,100. In connection with the signing of the Headquarters Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord’s favor in the amount of $962, secured by a certificate of deposit. The certificate of deposit has been classified as “Restricted cash” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010.

11.           Stockholders’ Equity and Stock-Based Compensation

Stock-based Compensation Expense

For stock options issued under the Company’s 2004 Stock Option and Incentive Plan (the “2004 Plan”), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period.  For restricted stock awards and units issued under the Company’s 2004 Plan, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period.  During the three months ended March 31, 2009 and 2010, the Company recorded $2,569 and $3,501 of aggregate stock-based compensation expense, respectively.  As of March 31, 2010, there was $27,675 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.33 years.

The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2009	2010
Restricted stock units and awards	5.8%	5.8%
Service-based stock options	9.0%	9.0%
Milestone options	12.0%	12.0%

Common Stock

In the three months ended March 31, 2010, the Company issued 30,899 shares of common stock in connection with the exercise of stock options resulting in proceeds of $132.  In the three months ended March 31, 2010, the Company released 190,195 shares of common stock in connection with the vesting of restricted stock awards and units and retired 65,755 of these shares to cover withholding taxes in the amount of $727.

Stock Option Activity

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of March 31, 2010, and changes during the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2009	1,816,004	$4.70	3.69
Granted	—	—
Exercised	(30,899)	4.27		$275
Canceled	(3,600)	5.00

Outstanding as of March 31, 2010	1,781,505	$4.71	3.49	$14,932

Exercisable as of March 31, 2010	1,701,755	$4.63	3.42	$14,390

Vested or expected to vest as of March 31, 2010 (1)	1,776,107	$4.70	3.48	$14,895

(1)          The vested or expected to vest options at March 31, 2010 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)          The aggregate intrinsic value for shares outstanding, exercisable and vested is calculated based on the positive difference between the fair value per share of the Company’s common stock on March 31, 2010 of $13.09, or the date of exercise, as applicable, and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards as of March 31, 2010 and changes during the three months ended March 31, 2010, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2009	2,931,363	$10.85 - 23.20	$15.21
Granted	165,025	11.93 - 15.34
Vested	(190,195)	13.23 - 23.20
Forfeited	(26,268)	10.85 - 23.20
Unvested at March 31, 2010	2,879,925	$10.85 - 23.20	$14.92	2.46	$37,698

Expected to be free of restrictions (1)	2,284,312	$10.85 - 23.20	$14.93	2.46	$29,902

(1)          The expected to be free of restrictions at March 31, 2010 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on March 31, 2010 of $13.09.

Stock Repurchase Program

On November 3, 2009, the Company’s Board of Directors authorized the repurchase of up to $40,000 of its common stock, par value $0.01 per share, through a share repurchase program. On February 12, 2010, the Company’s Board of Directors increased the amount available under the share repurchase program by an additional $25,000. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company.  For the three months ended March 31, 2010 1,934,707 shares of the Company’s common stock had been purchased as part of this repurchase program at an average price of $13.42 per share

12.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized gains and losses on marketable securities.  Accumulated other comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
	2009	2010
Net income	$4,078	$1,933
Unrealized gain/(loss) on marketable securities	—	286
Cumulative Translation adjustment	373	(712)
Comprehensive income	$4,451	$1,507

13.   Forward Foreign Exchange Contracts and Foreign Currency Translation

The Company enters into transactions in currencies other than the U.S. dollar and holds cash in foreign currencies which expose the Company to transaction gains and losses as foreign currency exchange rates fluctuate against the U.S. dollar. The Company from time to time enters into forward foreign exchange contracts to hedge the foreign currency exposure of non-U.S. dollar denominated third-party and intercompany receivables and cash balances. The contracts, which relate to the British pound, euro, and the Japanese yen, generally have terms of one month. The Company settles forward foreign exchange contracts in cash. These hedges are deemed fair value hedges and have not been designated for hedge accounting. The gains or losses on the forward foreign exchange contracts along with the associated losses and gains on the revaluation and settlement of the short-term intercompany balances, accounts receivable and cash balances are recorded in current operations in other income.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2009 and March 31, 2010:

		As of December 31, 2009		As of March 31, 2010
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	1,000	$1,612	560	$847
Euro	Sale	3,200	4,571	3,200	4,339
			$6,183		$5,186

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

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Realized and unrealized foreign currency gains and losses, net of hedging, are accounted for in other income.  The Company recorded foreign currency gains/(losses) of $147 and $(236) in the three months ended March 31, 2009 and 2010. As of March 31, 2009 and 2010, the Company recorded $(248) and $31, respectively, of foreign exchange gains/(losses)  in other income (expense) as a result of outstanding forward foreign exchange contracts.

14.          Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2009 and 2010 were 34% and 39%, respectively. The Company’s effective tax rate for the three months ended March 31, 2010 is higher than the effective tax rate for the three months ended March 31, 2009 principally due to the benefit derived in the prior year from the federal research and development tax credit.  The federal research and development tax credit expired effective December 31, 2009 and, as such, the Company has not forecasted a current tax benefit for this item in 2010.

As of March 31, 2010, the Company had a liability of $1,535 for net unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of March 31, 2010, the Company had approximately $12 and $7, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $81 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,535 and accrued interest and penalties of $19 are classified as other long-term liabilities on the unaudited condensed consolidated balance sheet.

15.     Fair Value Measurements

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

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The following table sets forth the Company’s financial instruments carried at fair value and using the lowest level of input as of March 31, 2010:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:

Money market funds	$53,290	$—	$—	$53,290
Restricted cash	982	—	—	982
Total cash equivalents and restricted cash	$54,272	$—	$—	$54,272

U.S. agency notes (2)	$—	$27,724	$—	$27,724
Corporate bonds (2)	—	30,493	—	30,493
Securities settlement agreement (1)	—	—	3,280	3,280
Auction rate securities (1)	—	—	18,232	18,232
Total short-term investments	$—	$58,217	$21,512	$79,729

Total Assets	$54,272	$58,217	$21,512	$134,001

(1)          The Company’s investments in ARS and the securities settlement agreement with UBS are classified within Level 3 because there are currently no active markets for ARS and the Company is unable to obtain independent valuations from market sources. Therefore, the ARS were primarily valued based on an income approach using an estimate of future cash flows.  For additional information regarding ARS, see Note 7.

(2)   Fair value for Level 2 assets was determined using quoted market prices for similar assets.  For the three months ended March 31, 2010 the Company’s Level 2 transaction activity included $10,750 of purchases, $2,000 of sales, $16,875 of maturities and $8,000 of settlements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2010:

Level 3 Financial
Assets
Balance, beginning of period	$23,715
Transfers in (out) of Level 3	—
Purchase	—
Sales	—
Issuance	—
Settlement	(2,250)
Realized gains/(losses)	—
Unrealized gains/(losses) on securities held at period end	47
Balance, end of period	$21,512

The Company has also adopted the provisions of FASB ASC No. 825, Financial Instruments, in the first quarter of 2008 which allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2009.  To date, the Company has only elected the fair value option for the put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 7.

16.       Recently Issued Accounting Pronouncements

On January 1, 2010, the Company adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which was ratified by the FASB Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The impact of this standard was not material to the Company’s reported results of operations for the three months ended March 31, 2010.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820, Fair Value Measurements.  During the three months ended March 31, 2010 the Company had no movements among Levels 1 and 2 of the three-tier fair value hierarchy. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position and results of operation. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company elected to adopt this portion of ASU No. 2010-06 on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position and results of operation.

17.  Subsequent Event

Merger Agreement with Oracle (Non-recognized subsequent event)

On April 15, 2010, the Company, Oracle Corporation, a Delaware corporation (“Oracle”) and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), entered into an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2010, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Shareholder Litigation (Non-recognized subsequent event)

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against the Company, the members of the Company’s board of directors, Oracle Corporation, and Pine Acquisition Corporation.  The action, brought by plaintiffs who are purported stockholders of the Company, individually and on behalf of a putative class of stockholders, alleges that the board breached fiduciary duties, and that the Company and Oracle aided and abetted the purported breaches, in connection with the proposed Merger.  The complaint seeks equitable relief, including, among other things, to enjoin consummation of the proposed Merger, rescission of the Merger Agreement and an award of all costs of the action, including reasonable attorneys’ fees.  The Company denies the allegations in the complaint, and intends to vigorously defend the lawsuit.  However, there can be no assurance that the Company or the other defendants will be successful in such defense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, which has been filed with the Securities and Exchange Commission (“SEC”).

Overview

Phase Forward Incorporated is a provider of an Integrated Clinical Research Suite, or ICRS, of enterprise-level software products, services and hosted solutions for use in our customers’ global clinical trial and drug safety monitoring activities. Our customers include pharmaceutical, biotechnology and medical device companies, as well as academic institutions, governmental regulatory agencies, contract research organizations, or CROs, and other entities engaged in clinical trial and drug safety monitoring activities. By automating essential elements of the clinical trial and drug safety monitoring processes, we believe our products allow our customers to accelerate the market introduction of new medical therapies and corresponding revenues, reduce overall research and development expenditures, enhance existing data quality control efforts, increase drug safety compliance and reduce clinical and economic risk.

Subsequent Event

On April 15, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation, a Delaware corporation (“Oracle”) and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with us (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on April 16, 2010, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against us, our board of directors, Oracle, and Pine Acquisition Corporation. The action, brought by plaintiffs who are purported stockholders of our Company, individually and on behalf of a putative class of stockholders, alleges that the board breached fiduciary duties, and that Oracle and Phase Forward aided and abetted the purported breaches, in connection with the proposed Merger. The complaint seeks equitable relief, including, among other things, to enjoin consummation of the proposed Merger, rescission of the Merger Agreement and an award of all costs of the action, including reasonable attorneys’ fees. We deny the allegations in the complaint, and intend to vigorously defend the lawsuit. However, there can be no assurance that we, or the other defendants, will be successful in such defense.

Sources of Revenues

We derive our revenues from software licenses and services of our ICRS products, which can be purchased on a stand-alone basis or bundled together. Our product line is comprised of four general categories that include the following software products:

•                  Electronic Data Capture (EDC)

•                  InForm, our Internet-based electronic data capture solution for collection and transmission of patient information in clinical trials;

•                  LabPas, our system for Phase I clinic automation; and

•                  OutcomeLogix, our electronic patient reported outcomes, or ePRO, and late phase solution for data capture which supports data entry via web interface and/or mobile interface for handheld devices, which we acquired as a result of the acquisition of Maaguzi, LLC in July 2009.

•                  Clinical Data Management

•                  Clintrial, our clinical data management solution;

•                  WebSDM, our system for validating and reviewing clinical trial data represented in formats meeting industry standards, such as those established by the Clinical Data Interchange Standards Consortium, or CDISC; and

•                  Clinical Development Center, which includes our clinical data repository product for storing and managing clinical trials data and our statistical control environment, which we acquired as a result of the acquisition of Waban Software, Inc. in April 2009.

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

We generally offer our software products under term enterprise licenses or as a hosted application solution delivered through a standard Web-browser. The following table details these offerings:

Available As:
Product	Term License	Hosted Application
Electronic Data Capture
InForm	Yes	Yes
LabPas	Yes	Yes
OutcomeLogix	No	Yes
Clinical Data Management
Clintrial	Yes	No
WebSDM	Yes	Yes
Clinical Development Center	Yes	Yes
Drug Safety
Empirica Trace	Yes	Yes
Empirica Signal	Yes	Yes
Empirica Study	Yes	Yes
Interactive Response Technology
Phase Forward IRT	No	Yes
Covance IVRS/IWRS (1)	No	Yes

(1) While we have existing trials running on the Covance IVRS/IWRS system, we do not intend to sell this offering or implement any new trials for use on this system.

In the three months ended March 31, 2009 and 2010, no customer accounted for 10% or more of our total revenues for the period.  Our top 20 customers accounted for approximately 64% and 58% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended March 31, 2009 and 2010, respectively.

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

Gross Margin.   Our gross margin on license revenues varies based on the mix of royalty-bearing and non-royalty-bearing license revenues and the amount of amortization of acquired technologies. Our gross margin on service revenues varies primarily due to variations in the utilization levels of the professional service team and the timing of expense and revenue recognition under our service arrangements. In situations where the service revenues are recognized ratably over the software license term, our costs associated with delivery of the services are recognized as the services are performed, which is typically during the first 6 to 12 months of the contract period. Accordingly, our gross margin on service revenues will vary significantly over the life of a contract due to the timing, amount and type of service required in delivering certain projects. In addition, consolidated gross margin will vary depending upon the mix of license and service revenues.

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

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In the three months ended March 31, 2009 and 2010, approximately 38% and 37%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

We believe that of our significant accounting policies, which are described in Note 1 and Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, the following condensed accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.   We derive revenues from software licenses and services of our ICRS products which can be purchased on a stand-alone basis or bundled together. License revenues are derived principally from the sale of term licenses of our software products and service revenues are derived principally from the delivery of the hosted solutions of our software products, consulting services and customer support including training, for all of our products. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. In the first quarter of 2010, we adopted the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements which was ratified by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. The adoption of this standard did not materially affect the results of operations for three months ended March 31, 2010.

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

We generally enter into software term licenses for our products with our customers for 1- to 5-year periods. These arrangements typically include multiple elements: software license, consulting services and customer support. We bill our customers in accordance with the terms of the underlying contract. Generally, we bill license fees annually in advance for each year of the license term. Our payment terms are generally net 30 days.

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

In the event that an application hosting customer cancels its related statement of work, all deferred revenues are recognized. In addition, certain termination related fees may be charged and if so, such fees are recognized in the period of termination.

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

Accounting for Prepaid Sales Commissions, Royalties and Deferred Set Up Costs.   For arrangements where we recognize revenue over the relevant contract period, we defer related commission payments to our direct sales force and software license royalties paid to third parties and amortize these amounts over the same period that the related revenues are recognized. This is done to better match commission and royalty expenses with the related revenues. Commission payments are nonrefundable unless amounts due from a customer are determined to be uncollectible or if the customer subsequently changes or terminates the level of service, in which case commissions which were paid are recoverable by us.

Our royalty obligation is based upon the license and customer support revenues earned for certain products in an arrangement. Royalties are paid on a percentage of billings basis for certain of our products, and we have the right to recover royalties in the event an arrangement is cancelled.

Fees charged and costs incurred for the trial system design, set up and implementation are deferred as applicable, until the start of the hosting period and then amortized and recognized, as applicable, ratably over the estimated hosting period. The deferred costs include incremental direct costs with third parties and certain internal direct costs related to the trial and application set up. These costs include salary and benefits associated with direct labor costs incurred during trial set up, as well as third-party subcontract fees and other contract labor costs.  In the event that an application hosting customer cancels its related statement of work, all deferred set up costs are expensed.

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

Accounting for Stock-Based Awards.   For service-based options and restricted stock units and awards, we recognize compensation expense on a straight-line basis over the requisite service period of the award. For performance based options, we recognize expense over the estimated performance period. In addition the benefits of tax deductions in excess of recognized stock-based compensation is reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement can have the effect of reducing net operating cash flows and increasing net financing cash flows in certain periods. To date, we have not recorded these benefits as they have not been realized.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted.

For the three months ending March 31, 2009 and 2010, stock-based compensation expense reduced basic earnings per share by $0.04 and $0.05, respectively, and diluted earnings per share by $0.04 and $0.05, respectively.

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

Overview of Results of Operations in the Three Months Ended March 31, 2009 and 2010

Total revenues increased by 17%, or $8.4 million, in the three months ended March 31, 2010, or 2010, compared to the three months ended March 31, 2009, or 2009, primarily due to an increase in total service revenues of 21%, or $7.4 million, and to a lesser extent, an increase in license revenues of 7%, or $1.0 million. Our revenue growth included a 20% increase in revenues from contract research organizations, or CROs, which increased to $13.1 million from $10.9 million. The increase in services revenues is primarily associated with revenues from application hosting services due to increased production trials under management for our InForm license customers as well as trials under management as a result of our recent acquisitions of Maaguzi, and Covance IVRS/IWRS. Through these recent acquisitions and the acquisition of Clarix in 2008, our objective is to provide an Integrated Clinical Research Suite (ICRS) of technology solutions, which consists of multiple products that can be purchased on a stand-alone basis, to automate and integrate the entire clinical development process from study initiation and regulatory submission through post-approval trials. Our ability to provide ICRS as a single source vendor and to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenues.

Our gross margin increased by 9%, or $2.6 million, in 2010 compared to 2009, primarily due to a higher increase in revenues in relation to cost of revenues. The increase in gross margins is primarily due to the increase in the services gross margin of $1.5 million resulting from higher services revenues and lower services expense. With the continued shift in our revenues from license revenues to services revenues associated primarily with our recent acquisitions and our ICRS strategy, our ability to continue to maintain our overall gross margins will depend on our ability to continue to increase services efficiencies and lower our cost of delivery.

Operating income in 2010 of $3.1 million decreased by $2.1 million, or 41%, compared to 2009. Operating income for 2009 and 2010 included $2.6 million and $3.5 million of stock-based compensation expense, respectively, and $0.8 million and $1.5 million of amortization expense related to acquisitions, respectively. We expect to increase operating income through increased revenues from our recent acquisitions and execution of our ICRS strategy and through our ability to lower services and operating expenses as a percentage of revenues through improved efficiencies throughout our services organization and leveraging our operating expenses as revenues continue to increase.

The results of 2010 compared to 2009 were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $0.6 million, or 1% of revenues, and an increase in expense of approximately $1.2 million, or 3% of expenses.

As of March 31, 2010, we had $129.7 million of unrestricted cash, cash equivalents and short-term investments, an increase of $20.6 million from $109.1 million at December 31, 2009. In addition, as of March 31, 2010, we had $3.3 million in current assets associated with a securities settlement agreement with UBS AG. As of March 31, 2010, we had no outstanding debt.

Revenues

	Three Months Ended March 31,
	2009		2010		Change
Revenues by Product Line (in thousands) (1)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Electronic data capture	$36,527	75%	$40,325	71%	$3,798	10%
Clinical data management	5,618	11	4,797	8	(821)	(15)
Safety	5,383	11	6,188	11	805	15
Interactive Response Technology	1,288	3	5,890	10	4,602	357
Total	$48,816	100%	$57,200	100%	$8,384	17%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $2.4 million as well as an increase in license revenues of $1.5 million.  These increases were partly off-set by a decrease in consulting revenues of $0.2 million. The decrease in clinical data management is primarily due to a decrease in license revenues of $0.7 million.  The increase in safety revenues is primarily due to increases in consulting and license revenues of $0.3 million and $0.2 million, respectively. The increase in interactive response technology revenues is primarily related to increased application hosting revenues of $4.6 million.  To a lesser extent the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009.

	Three Months Ended March 31,
	2009		2010		Change
Revenues by Type (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

License	$14,116	29%	$15,141	27%	$1,025	7%
Application hosting services	26,626	55	33,782	59	7,156	27
Consulting services	4,861	10	5,207	9	346	7
Customer support	3,213	6	3,070	5	(143)	(4)
Total	$48,816	100%	$57,200	100%	$8,384	17%

Total revenues increased in 2010 as compared to 2009, primarily due to increases in application hosting and license revenues. The increase in 2010 revenues associated with our application hosting services was partially due to a 10% increase in production trials under management from approximately 955 in 2009 to approximately 1,050 in 2010, which includes application hosting services trials and trials hosted for our InForm license customers. The increase in production trials relates to a relative increase in the number of customers who purchase all trial-related services from us, customers who license InForm and build their own studies. Our application hosting services also increased due to the impact of additional trials under management for our web-integrated Phase Forward IRT product offering with production trials increasing 85% from 96 in 2009 to 178 in 2010. The increase in license revenues was primarily the result of additional electronic data capture revenues from both new and existing customers, and to a lesser extent, growth in sales relating to our safety products. The increase in consulting services was primarily attributable to additional revenue related to consulting services provided for our safety products for both new and existing customers, and to a lesser extent, growth in sales relating to our clinical data management products. The decrease in customer support revenues was primarily due to decreases in clinical data management products. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Three Months Ended March 31,
	2009		2010		Change
Revenues by Geography (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

North America	$30,339	62%	$35,843	63%	$5,504	18%

United Kingdom	12,619	26	14,358	25	1,739	14
France	3,651	7	3,758	7	107	3
Asia Pacific	2,207	5	3,241	5	1,034	47
International subtotal	18,477	38	21,357	37	2,880	16
Total	$48,816	100%	$57,200	100%	$8,384	17%

The increase in revenues worldwide was primarily due to an increase in interactive response technology revenues and electronic data capture revenues of $4.6 million and $3.8 million, respectively. The increase in North American revenues is primarily related to an increase in interactive response technology revenues and electronic data capture revenues of $3.8 million and $1.4 million, respectively. The increase in interactive response technology revenues is primarily a result of the acquisition of Clarix. To a lesser extent, the increase is attributable to the 2010 period including a full quarter of application hosting services revenues relating to the acquisition of Covance IVRS/IWRS in August 2009, while the 2009 period included no revenue. The increase in international revenues is primarily related to an increase in electronic data capture revenues, interactive response technology revenues and safety revenues of $2.4 million, $0.8 million and $0.4 million, respectively. These increases were slightly off-set by a decrease in clinical data management revenues of $0.8 million.

Cost of Revenues

	Three Months Ended March 31,
	2009		2010		Change
Costs of Revenues (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$566	4%	$566	4%	$—	—%
Services	19,899	57	25,716	61	5,817	29
Total	$20,465	42%	$26,282	46%	$5,817	28%

There was no change in the cost of license revenues when comparing 2010 to 2009. The increase in cost of services in 2010 was primarily due to increases in employee-related expenses of $2.4 million related to a headcount increase of 66 people, and increases in depreciation expenses of $1.0 million. We also had expense increases for network hosting, outside contractors, customer pass-though expenses and computer related expenses of $0.7 million, $0.5 million, $0.4 million and $0.3 million, respectively. Computer-related expenses include hardware and software support agreements as well as computer accessories.

Gross Margin

	Three Months Ended March 31,
	2009		2010		Change
Gross Margin (in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%

License	$13,550	96%	$14,575	96%	$1,025	8%
Services	14,801	43	16,343	39	1,542	10
Total	$28,351	58%	$30,918	54%	$2,567	9%

The overall gross margin percentage decreased in 2010 as compared to 2009 due to a lower service margin percentage. The decrease in the services gross margin percentage was due to higher services expenses as a percentage of related revenues, as well as the inclusion of our OutcomLogix product from the acquisition of Maaguzi in July 2009 and the acquisition of Covance IVRS/IWRS in August 2009. The license gross margin percentage remained the same in 2010 as compared to 2009. It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended March 31,
	2009		2010		Change
Operating Expenses (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Sales and marketing	$7,206	15%	$8,986	16%	$1,780	25%
Research and development	8,180	17	9,698	17	1,518	19
General and administrative	7,804	16	9,184	16	1,380	18
Total	$23,190	48%	$27,868	49%	$4,678	20%

Sales and Marketing.    Sales and marketing expenses increased in 2010 primarily due to employee-related expense of $0.5 million related to a headcount increase of 18 people, as well as an increase in amortization of intangible assets of $0.4 million. We also had increases in commissions expenses, outside contractor expenses and travel expenses of $0.4 million, $0.1 million and $0.1 million, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available. We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in 2010 primarily due to employee-related expenses of $1.3 million related to a headcount increase of 74 people. We also had expense increases related to stock-based compensation, facilities expenses and travel expenses of $0.4 million, $0.2 million and $0.1 million, respectively. Increases were partially off-set by a decrease in outside contractor expenses of $0.4 million.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in 2010 primarily due to increases in depreciation, outside contractor and stock-based compensation expenses of $0.4 million, $0.3 million and $0.3 million, respectively.  We also had expense increases related to facilities and taxes and fees expenses of $0.3 million and $0.1 million, respectively. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Three Months Ended March 31,
	2009		2010		Change
Other income (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Interest income	$640	1%	$316	1%	$(324)	(51)%
Other, net	409	1	(184)	—	(593)	(145)
Total other income	$1,049	2%	$132	—%	$(917)	(87)%

The decrease in interest income in 2010 was primarily due to the net decrease in cash and cash equivalents and short and long-term investments. The decrease in other, net in 2010 was primarily due to decreases in the fair value associated with our securities settlement agreement.

Provision for Income Taxes

	Three Months Ended March 31,
	2009		2010		Change
Provision for income taxes (in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%

Provision for income taxes	$2,132	4%	$1,249	2%	$(883)	(41)%

Our effective tax rate for 2009 and 2010 was 34% and 39%, respectively.  Our effective tax rate for 2010 is higher than the effective tax rate for 2009 principally due to the benefit derived in the prior year from the federal research and development tax credit.  The federal research and development tax credit expired effective December 31, 2009 and, as such, we have not forecasted a current tax benefit for this item in 2010.

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

The table below presents a reconciliation of GAAP to non-GAAP revenues, income from operations and net income and net income per share applicable to common stockholders for the three months ended March 31, 2009 and 2010. Non-GAAP results exclude the impact of stock-based compensation expense, amortization of intangible assets, the effects of purchase accounting adjustment to record deferred revenues and backlog assumed in acquisitions at fair value, impairment of intangible assets and restructuring expenses.

Reconciliation of GAAP Revenues, GAAP Income From Operations and GAAP Net Income (Loss) to

Non-GAAP Revenues, Non-GAAP Income From Operations and Non-GAAP Net Income (Loss)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
TOTAL REVENUES:
GAAP total revenues	$48,816	$57,200
Deferred revenues and backlog adjustments related to acquisitions(1)	628	296
Non-GAAP total revenues	$49,444	$57,496
INCOME FROM OPERATIONS:
GAAP income from operations	$5,161	$3,050
Stock-based compensation expense	2,570	3,501
Amortization of intangible assets	761	1,450
Deferred revenues and backlog adjustments related to acquisitions(1)	628	296
Non-GAAP income from operations	$9,120	$8,297
NET INCOME (LOSS):
GAAP net income (loss)	$4,078	$1,933
Stock-based compensation expense, net of tax	1,687	2,197
Amortization of intangible assets, net of tax	500	910
Deferred revenues and backlog adjustments related acquisitions, net of tax(1)	412	187
Non-GAAP net income	$6,677	$5,227
GAAP net income per share applicable to common stockholders:
Diluted	$0.09	$0.05
Non-GAAP net income per share applicable to common stockholders:
Diluted	$0.15	$0.12

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

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short and long-term investments totaling $135.5 million and $129.7 million at December 31, 2009 and March 31, 2010, respectively, and accounts receivable of $56.0 million and $44.7 million, respectively.  For the periods ended March 31, 2009 and 2010 we had no outstanding debt and, in general, we do not enter into long-term binding purchase commitments. We currently expect to retain any future earnings for use in the operation and expansion of our business, including our stock repurchase program, and do not anticipate paying any cash dividends on our common stock.

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

Substantially all of our long-lived assets at December 31, 2009 and March 31, 2010 are located in the United States.

Net Operating Loss Carryforwards

At December 31, 2009, we had $19.2 million of net operating loss carryforwards that may be used to offset future U.S. federal taxable income, which may reduce our future cash tax liability. In addition, we had $20.3 million of net operating losses resulting from excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases to stockholders’ equity in the periods in which the losses are utilized to reduce tax payments. At December 31, 2009, we had $3.7 million of federal research and development tax credit carryforwards that may be utilized to offset future U.S. taxes. In addition, we had $0.4 million of federal research and development tax credits resulting from excess tax deductions related to stock-based compensation, the benefits of these credits will be realized through increases to stockholders’ equity in the periods in which the credits are utilized to offset future U.S. taxes. The net operating loss and tax credit carryforward periods extend through 2029. We also had $4.5 million of research and development tax credit carryforwards and $1.4 million of investment tax credits that may be utilized to offset future Massachusetts state taxable income. The Massachusetts research and development tax credit carryforward period extends through 2024. The Massachusetts investment tax credits begin to expire in 2010. The federal and state net operating loss carryforwards and research and development tax credits are subject to review and possible adjustment by the taxing authorities. Also, the Internal Revenue Code contains provisions that may limit the net operating loss and tax credit carryforwards available in any given year in the event of certain changes in the ownership interests of significant stockholders. We currently expect to realize the benefit of all recorded deferred tax assets as of December 31, 2009. Our conclusion that such assets will be recovered is based upon our expectation that our future earnings combined with tax planning strategies available to us will provide sufficient taxable income to realize recorded tax assets.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $1.6 million as of December 31, 2009 have been excluded from the contractual obligations table below under the heading Contractual Obligations. For further information on unrecognized tax benefits, see Note 6 in the notes to our 2009 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Auction Rate Securities

Included within our investment portfolio at December 31, 2009 and March 31, 2010 were $23.8 million and $21.6 million of auction rate securities, or ARS, at par value, which are classified as short-term investments on our unaudited condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency.

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

We performed a fair value calculation of our ARS as of December 31, 2009 and March 31, 2010. Fair value was determined using a secondary market indications method (direct discounts) and a discounted cash flow method as recent auctions of these securities were not successful, resulting in our continuing to hold these securities and issuers paying interest at the maximum contractual rate. This valuation technique considers the following: time left to maturity, the rate of interest paid on the securities, the amount of principal to be repaid to the holders of the securities; the credit worthiness of the issuer and guarantors (if any) and the sufficiency of the collateral; trading characteristics of the securities; ability to borrow against the ARS; evidence from secondary market sales; and the market-clearing yield for the securities.

Based upon the valuation performed, we concluded that the fair value of these ARS at December 31, 2009 was $19.4 million, a decline of $4.4 million from par value. As of March 31, 2010, we concluded that the fair value of these ARS was $18.2 million, and therefore, recorded the change in fair value of $1.1 million in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2010. As of March 31, 2010, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement.  Accordingly the ARS are classified as short-term investments in the unaudited condensed consolidated balance sheets.

We elected to measure the fair value of the settlement agreement (the “put option”) under the fair value option. Fair value was determined using a discounted cash flow method which considered the following factors: the term of the agreement, the availability to borrow against the ARS, the creditworthiness of UBS and current market interest rates. Based on the valuation performed, we concluded that the fair value of the put option as of December 31, 2009 and March 31, 2010 was $4.3 million and $3.3 million, respectively. Accordingly, the decrease in fair value of $1.1 million for the three months ended March 31, 2010 was recorded in our accompanying unaudited condensed consolidated statement of income.  As of March 31, 2010, it remained our intent to sell the ARS on June 30, 2010 in accordance with our rights under the settlement agreement, and accordingly we classify the fair value of the “securities settlement agreement” as current assets in the unaudited condensed consolidated balance sheets.

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

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $23.4 million in the three months ended March 31, 2010, which was more than net income of $1.9 million. The difference is primarily due to various changes in working capital accounts of $12.2 million which include changes to accounts receivable and deferred revenue of $11.4 million and 12.1 million, respectively, off-set by changes to accrued expenses and accounts payable of $8.8 million and $2.3 million, respectively.  Non-cash adjustments included $5.8 million of depreciation and amortization expense, $3.5 million of stock-based compensation expense, and $1.1 million related to the change in fair value of the securities settlement agreement, partially offset by a $1.1 million change in fair value of our investments.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities was $15.3 million during the three months ended March 31, 2010, which was primarily due proceeds from maturities of short-term and long-term investments of $29.1 million.

Cash provided by investing activities was partially offset by the purchase of short and long-term investments of $10.8 million, and the purchase of property and equipment of $3.0 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $26.6 million in the three months ended March 31, 2010, primarily due to the purchase of treasury stock of $26.0 million.

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

The lease provides for the rental of 165,129 rentable square feet of space and has an initial term of 10 years and three months. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. We were not required to pay any rent for the first three months of the initial lease term. Thereafter, the annual rent on the lease for years one through five will be $6.6 million, or approximately $0.5 million per month. For years six through ten, the annual rent will be $7.2 million, or approximately $0.6 million per month. The total base rent payable in the initial term is $69.1 million.

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

The above table also includes the lease which we entered into on August 17, 2009 with KBS Five Tower Bridge, L.L.C. to secure office space for our IRT business operations at 300 Barr Harbor Drive, West Conshohocken, Pennsylvania. The commencement date for occupancy under the lease was September 2009 with rent payments commencing in February 2010. The lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The annual rent under this lease for the first year is $1.3 million, or approximately $0.1 million per month, with annual escalations in rent for each subsequent year in the amount fifty cents per square foot. The total base rent payable in the initial term is $14.2 million.

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

Recently Issued Accounting Pronouncements

On January 1, 2010, we adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which was ratified by the FASB Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The impact of this standard was not material to our reported results of operations. Refer to our revenue recognition policies for further discussion.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820, Fair Value Measurements. During the three months ended March 31, 2010 we had no movements among Level 1 and 2 of the three-tier fair value hierarchy. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on our consolidated financial position and results of operation. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We elected to adopt this portion of ASU No. 2010-06 on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on our consolidated financial position and results of operation.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. We discuss many of the risks that we believe could cause actual results or events to differ materially from these forward-looking statements in greater detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  We urge you to consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 in evaluating our forward-looking statements. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Financial Instruments, Other Financial Instruments

Financial instruments meeting fair value disclosure requirements consist of cash equivalents, short-term investments, securities settlement agreement, accounts receivable, accounts payable and forward foreign exchange contracts. The fair value of these financial instruments approximates their carrying amount.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar and Japanese yen. Except for revenue transactions in Japan, we enter into transactions directly with substantially all of our foreign customers.

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended March 31,
	2009	2010
Revenues generated in locations outside the United States	38%	37%
Revenues in currencies other than the United States dollar (1)	22	26
Expenses in currencies other than the United States dollar (1)	21	25

(1)          Percentage of revenues and expenses denominated in foreign currency for the three months ended March 31, 2010:

	Revenues	Expenses
euros	15%	5%
British pound	6	12
Japanese yen	5	5
Other	—	3
Total	26%	25%

As of March 31, 2009 and 2010, we had $9.0 million and $21.1 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency which exposes us to foreign exchange rate movements.

In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense), net”, while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive income (loss)” in stockholders’ equity, as they are considered part of our net investment and hence do not give rise to gains or losses.

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies and, as more fully described in Note 13 of the notes to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report.  We regularly purchase short-term foreign currency forward contracts, designed to hedge fluctuation in non-functional currencies and our subsidiaries against the U.S. dollar. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are generally for periods of one month.

Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2008 and 2009, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2009, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.3 million, decreased expenses by $4.5 million and decreased operating income by $0.8 million. For the three months ended March 31, 2010, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.5 million, decreased expenses by $1.3 million and decreased operating income by $0.1 million. The estimates used assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a large portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2009 and March 31, 2010.

As of March 31, 2010, we entered into forward foreign exchange contracts to hedge approximately $5.2 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  We recorded foreign currency gains/(losses) of $0.1 million and $(0.2) million for the three months ended March 31, 2009 and 2010, respectively. We settle forward foreign exchange contracts in cash. As of December 31, 2009 and March 31, 20109, we recorded $0.2 and less than $0.1 million, respectively, of foreign exchange gains in other income (expense) as a result of outstanding forward foreign exchange contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $129.7 million at March 31, 2010. These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity. With the exception of auction rate securities, investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. With the exception of auction rate securities, which are recorded at fair value, investments are reported at amortized cost. We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at March 31, 2010. A decline in interest rates, however, would reduce future investment income.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.            Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are described under the title “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 other than as set forth below.  There are no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

The announcement and pendency of our agreement to be acquired by Oracle could adversely affect our business.

On April 15, 2010, we entered into a Merger Agreement with Oracle and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with us (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle.  Subject to the terms of the Merger Agreement, which has been approved by our board of directors and the boards of directors of Oracle and Merger Sub, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $17.00 in cash, without interest.  The Merger is conditioned upon, among other things, approval by our stockholders, the expiration or early termination of the applicable premerger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions.  We will continue to operate separately from Oracle until the transaction closes.  The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations.

The failure to complete the merger could adversely affect our business.

There is no assurance that the Merger with Oracle or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $24.7 million and, in certain circumstances, reimburse reasonable out-of-pocket fees and expenses of Oracle up to $4.0 million incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

In certain instances, the Merger Agreement requires us to pay a termination fee of $24.7 million to Oracle. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.

Under the terms of the merger agreement, we will be required to pay to Oracle a termination fee of $24.7 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

Item 2.                     Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Amended and Restated Stock Option and Incentive Plan, or the 2004 Plan, we have issued shares of restricted stock to our employees.  On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. Up until May 2009 the shares withheld from the grantees to settle their tax liability were reallocated to the number of shares available for issuance under the 2004 Plan; in May 2009 the 2004 Plan was amended and shares withheld from the grantees to settle taxes are no longer reallocated to the number of shares available for issuance. For the three month period ending March 31, 2010, we withheld an aggregate of 65,755 common shares under restricted stock units at a price of $11.04 per share.

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

This share repurchase program does not obligate us to acquire any specific number of shares and may be extended, suspended or discontinued at any time. All repurchases are expected to be funded from our cash and investment balances. While our board of directors have approved the share purchasing guidelines, the timing of the repurchases and the exact number of shares of common stock to be purchased were determined at management’s discretion, and depended upon market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The new repurchase program is currently scheduled to terminate on December 31, 2010.

For the three months ended March 31, 2010, we repurchased 1,934,707 shares of our common stock for an aggregate purchase price, including applicable brokers’ fees, of $26.0 million pursuant to this stock repurchase program.

The following table sets forth our purchases of equity securities for the three months ended March 31, 2010:

Period	Total number of shares purchased	Average Price Paid per Share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2010—January 31, 2010	731,843	$14.96	731,843	$40,013
February 1, 2010—February 28, 2010	1,202,864	12.48	1,202,864	25,000
March 1, 2010—March 31, 2010	—	—	—	—
Total	1,934,707		1,934,707

(1)                Includes applicable brokers’ fees and commissions

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. As of the date of this filing no directors or officers have trading plans in effect.

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

2.1

Agreement and Plan of Merger by and among Phase Forward Incorporated, Oracle Corporation and Pine Acquisition Corporation, dated as of April 15, 2010. (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2010.)

10.1 *+	Amended and restated summary of cash compensation practices for non-employee directors
31.1 *	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1 *	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement

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
Christopher A. Menard
Chief Financial Officer
(Duly authorized officer and principal financial officer)
Date: May 10, 2010

EXHIBIT INDEX

Exhibit
No.	Description

2.1

Agreement and Plan of Merger by and among Phase Forward Incorporated, Oracle Corporation and Pine Acquisition Corporation, dated as of April 15, 2010. (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2010.)

10.1 *+	Amended and restated summary of cash compensation practices for non-employee directors
31.1 *	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2 *	Certification of CFO pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1 *	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement