Form 10-Q
period 2010-06-30
Phase Forward Inc
filed 2010-08-09
CIK 1050180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, the registrant had 43,802,827 shares of common stock outstanding.

PHASE FORWARD INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2010

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

Phase Forward Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$41,862	$58,704
Short-term investments	67,241	77,844
Securities settlement agreement	4,345	—
Accounts receivable, net of allowance of $781 and $755, respectively	56,034	43,450
Deferred income taxes	9,521	9,521
Other current assets	14,694	15,426

Total current assets	193,697	204,945

Property and equipment, net	52,840	50,325
Intangible assets, net of accumulated amortization of $7,332 and $10,259, respectively	41,661	38,734
Goodwill	59,027	59,027
Deferred income taxes	5,465	5,465
Restricted cash	962	982
Long-term investments	26,439	—
Other assets	9,865	9,880

Total assets	$389,956	$369,358

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,909	$3,728
Accrued expenses and other current liabilities	28,006	21,664
Deferred revenues	85,896	91,203

Total current liabilities	119,811	116,595

Deferred rent, net of current portion	2,115	2,862
Deferred revenue, net of current portion	12,478	13,271
Other long-term liabilities	10,224	9,885

Total liabilities	144,628	142,613

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized: 43,577 and 43,838 issued, respectively	436	439
Additional paid-in capital	296,572	301,673
Treasury stock, 980 and 2,915 shares at cost, respectively	(14,147)	(40,111)
Accumulated other comprehensive income (loss)	71	(1,207)
Accumulated deficit	(37,604)	(34,049)
Total stockholders’ equity	245,328	226,745

Total liabilities and stockholders’ equity	$389,956	$369,358

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues:
License	$14,695	$15,382	$28,811	$30,523
Service	37,806	43,211	72,506	85,270
Total revenues	52,501	58,593	101,317	115,793

Costs of revenues:
License (2)	785	574	1,351	1,140
Service (1), (2)	21,245	25,283	41,144	50,999
Total cost of revenues	22,030	25,857	42,495	52,139

Gross margin:
License	13,910	14,808	27,460	29,383
Service	16,561	17,928	31,362	34,271
Total gross margin	30,471	32,736	58,822	63,654

Operating expenses:
Sales and marketing (1), (2)	8,216	9,154	15,422	18,140
Research and development (1)	9,425	10,031	17,605	19,729
General and administrative (1), (2)	9,715	10,774	17,519	19,958
Total operating expenses	27,356	29,959	50,546	57,827

Income from operations	3,115	2,777	8,276	5,827

Other income:
Interest income	502	276	1,142	592
Other income (expense)	56	(385)	465	(569)
Total other income (expense)	558	(109)	1,607	23

Income before provision for income taxes	3,673	2,668	9,883	5,850
Provision for income taxes	1,446	1,046	3,578	2,295

Net income	$2,227	$1,622	$6,305	$3,555

Net income per share applicable to common stockholders:
Basic	$0.05	$0.04	$0.15	$0.09

Diluted	$0.05	$0.04	$0.14	$0.08

Weighted average number of common shares used in net income per share calculations:
Basic	42,623	42,505	42,527	40,826

Diluted	44,298	44,374	44,190	42,647

(1) Amounts include stock-based compensation expense, as follows:

Costs of service revenues	$489	$584	$965	$1,220
Sales and marketing	462	387	877	855
Research and development	705	999	1,326	2,035
General and administrative	1,969	1,365	3,026	2,726

(2) Amounts include amortization expense of acquired intangible assets, as follows:

Costs of license revenues	$194	$237	$349	$474
Cost of service revenues	260	448	521	895
Sales and marketing	354	739	674	1,479
Research and development	—	28	—	28
General and administrative	28	26	53	52

See accompanying notes.

Phase Forward Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2010

Operating activities

Net income	$6,305	$3,555

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,699	11,701
Stock-based compensation expense	6,194	6,836
Amortization of leasehold incentive obligation	(396)	(483)
Provision for allowance for doubtful accounts	174	25
Deferred income taxes	2,240	—
Amortization of premiums or discounts on investments	100	(148)
Change in fair value of investments	(464)	(4,430)
Change in fair value of securities settlement agreement	(14)	4,345
Changes in assets and liabilities:
Accounts receivable	518	12,771
Other assets	(1,725)	(1,397)
Accounts payable	(2,923)	(2,150)
Accrued expenses	(5,325)	(6,095)
Deferred revenues	1,642	5,933
Deferred rent	1,175	747

Net cash provided by operating activities	15,200	31,210

Investing activities

Increase (decrease) in restricted cash	500	(20)
Proceeds from maturities of short-term and long-term investments	19,389	60,365
Purchase of short-term and long-term investments	(47,069)	(39,846)
Cash paid for acquisitions, net of cash acquired (1)	(13,629)	—
Purchase of property and equipment	(11,467)	(5,834)

Net cash (used in) provided by investing activities	(52,276)	14,665

Financing activities

Proceeds from issuance of common stock	1,482	606
Withholding taxes in connection with vesting of restricted stock awards	(1,718)	(2,337)
Purchase of treasury stock	—	(25,964)

Net cash used in financing activities	(236)	(27,695)

Effect of exchange rate changes on cash and cash equivalents	483	(1,338)

Net increase in cash and cash equivalents	(36,829)	16,842
Cash and cash equivalents at beginning of period	131,550	41,862

Cash and cash equivalents at end of period	94,721	58,704
Short-term and long-term investments at end of period	73,959	77,844
Total cash, cash equivalents and short-term and long-term investments at end of period	$168,680	$136,548

(1) Cash paid for acquisition of Waban Software, Inc.
Fair value of assets acquired	$990	$—
Liabilities assumed	(3,982)	—
Acquired intangible assets	8,905	—
Cost in excess of net assets acquired	7,747	—
Cash paid	13,660	—
Less cash acquired	(31)	—
Cash paid for acquisition	$13,629	$—

See accompanying notes.

Phase Forward Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Phase Forward Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2009 and 2010 and its cash flows for the three and six months ended June 30, 2009 and 2010. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010.

As of June 30, 2010, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed except for the adoption or application of the accounting pronouncements applicable for subsequent periods as set forth in Note 15.

On April 15, 2010, the Company, Oracle Corporation, a Delaware corporation (“Oracle”) and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), entered into an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2010.

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against the Company, the members of the Company’s board of directors, Oracle Corporation, and Pine Acquisition Corporation.  The action, brought by plaintiffs who are purported stockholders of the Company, individually and on behalf of a putative class of stockholders, alleged that the board breached fiduciary duties, and that the Company and Oracle aided and abetted the purported breaches, in connection with the proposed Merger.  The complaint sought equitable relief, including, among other things, to enjoin consummation of the proposed Merger, rescission of the Merger Agreement and an award of all costs of the action, including reasonable attorneys’ fees.  After a hearing, the court issued written decisions dated June 21, 2010 allowing the defendants’ motions to dismiss the complaint and denying the plaintiffs’ request for injunctive relief.  The Court entered a final judgment dismissing the complaint on July 1, 2010 and awarding costs.  On July 9, 2010, the plaintiffs filed a Notice of Appeal of the Superior Court’s dismissal of the complaint.

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

ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. The Company adopted these standards in the first quarter of 2010, effective as of January 1, 2010 and on a prospective basis thereafter. The adoption of this standard did not materially affect the results of operations for three and six months ended June 30, 2010.  See Note 15 for further discussion on the adoption of this standard.

The components of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
License	$14,695	$15,382	$28,811	$30,523
Application hosting services	29,810	35,680	56,438	69,462
Consulting services	4,701	4,318	9,561	9,525
Customer support	3,295	3,213	6,507	6,283

Total	$52,501	$58,593	$101,317	$115,793

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

In the three and six months ended June 30, 2009 and 2010, no customer accounted for 10% or more of the Company’s total revenues for the period.

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

Internal Use Software and Website Development Costs

The Company capitalizes qualifying computer software costs which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. The Company capitalized $172 and $298 during the three months ended June 30, 2009 and 2010, respectively, and $378 and $489 during the six months ended June 30, 2009 and 2010 respectively, related to Company-wide financial systems and outside software development costs associated with the Company’s hosting operation, of which both had certain portions that became operational in 2009 and 2010.  Capitalized amounts include software and direct external implementation costs and are classified as “Property and Equipment, net” in the accompanying unaudited condensed consolidated balance sheets.  The Company-wide financial system is being amortized over five years while the outside software development costs associated with the Company’s hosting operation is being amortized over three years.  Amortization expense was $28 and $123 during the three months ended June 30, 2009 and 2010, respectively and $38 and $203 during the six months ended June 30, 2009 and 2010 respectively.

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

The Company deferred and amortized the following amounts for the three months ended June 30, 2009 and 2010:

	Deferred		Amortized
Description	2009	2010	2009	2010
Prepaid Sales Commissions	$3,123	$2,595	$1,965	$2,275
Royalty Obligations	638	305	819	425
Deferred Set Up Costs	1,295	2,178	985	1,209
Total	$5,056	$5,078	$3,769	$3,909

The Company deferred and amortized the following amounts for the six months ended June 30, 2009 and 2010:

	Deferred		Amortized
Description	2009	2010	2009	2010
Prepaid Sales Commissions	$5,107	$4,920	$3,709	$4,448
Royalty Obligations	1,727	839	1,480	792
Deferred Set Up Costs	2,590	4,232	1,902	2,501
Total	$9,424	$9,991	$7,091	$7,741

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

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income	$2,227	$1,622	$6,305	$3,555

Denominator:
Weighted-average common shares outstanding	43,159,822	42,835,347	43,091,200	41,178,554
Less weighted-average unvested restricted common stock awards outstanding	(536,429)	(330,015)	(564,136)	(352,197)
Basic weighted-average common shares outstanding	42,623,393	42,505,332	42,527,064	40,826,357
Dilutive effect of common stock options	1,071,396	975,550	1,093,458	956,653
Dilutive effect of unvested restricted common stock awards and units	603,584	892,889	569,653	864,221
Diluted weighted-average common shares outstanding	44,298,373	44,373,771	44,190,175	42,647,231

Net income per share applicable to common stockholders:
Basic	$0.05	$0.04	$0.15	$0.09

Diluted	$0.05	$0.04	$0.14	$0.08

Diluted weighted average common shares outstanding do not include options, awards and units outstanding to purchase 99,883 and 2,814 common equivalent shares for the three months ended June 30, 2009 and 2010, respectively, and do not include options, awards, and units outstanding to purchase 100,138 and 132,706 common equivalent shares for the six months ended June 30, 2009 and 2010, respectively as their effect would have been anti-dilutive.

6.      Cash, Cash Equivalents, Short-term and Long-term Investments

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

During the three-months ended March 31, 2010, the Company elected to sell certain investments which were classified as held-to-maturity.  As a result, the Company determined that all investments should now be classified as available-for-sale, and accordingly, the Company recorded unrealized gains of $286 through other comprehensive income in the three months ended March 31, 2010 to properly record the available-for-sale securities at fair value.  During the three-months ended June 30, 2010 the Company recorded an unrealized loss of $(181) through other comprehensive income to properly record the available-for-sale securities at fair value.

Cash, cash equivalents, short-term and long-term investments as of December 31, 2009 and June 30, 2010 consist of the following:

	December 31, 2009
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash and cash equivalents	Demand	$41,862	$41,862	$41,862

U.S. agency notes	138 days	$22,348	$22,413	$22,348
Corporate bonds	177 days	25,523	25,678	25,523
Auction rate securities	181 days	23,800	19,370	19,370
Total short-term investments		$71,671	$67,461	$67,241

U.S. agency notes	499 days	$13,742	$14,577	$13,742
Corporate bonds	460 days	12,697	12,898	12,697
Total long-term investments		$26,439	$27,475	$26,439

	June 30, 2010
	Contracted	Amortized	Fair Market	Balance Per
Description	Maturity	Cost	Value	Balance Sheet
Cash and cash equivalents	Demand	$58,704	$58,704	$58,704

U.S. agency notes	156 days	$23,997	$24,027	$24,027
Corporate bonds	298 days	41,742	41,817	41,817
Auction rate securities	0 days	12,000	12,000	12,000
Total short-term investments		$77,739	$77,844	$77,844

As of June 30, 2010 all securities are classified as available-for-sale securities. In prior periods and up through the execution of the signed settlement agreement with UBS AG (“UBS”) in November 2008 as further discussed below, the Company held ARS which were classified as available-for-sale because it was the Company’s intent not to hold them to maturity. Upon the execution of the settlement agreement with UBS, the Company elected to make a one-time transfer of the ARS from available-for-sale securities to trading securities. Accordingly, on a prospective basis, all unrealized gains/(losses) for these trading securities have been included in earnings.  Interest and dividends on all of the Company’s securities are included in interest income in the accompanying unaudited condensed consolidated statement of income.

As of December 31, 2009 and June 30, 2010, the Company held ARS totaling $23,800 and $12,000, respectively, at par value, which are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets, and which are recorded at fair value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that the Company owns are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all have credit ratings of AAA (or equivalent) from a recognized rating agency. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates par value.

In November 2008, the Company accepted an offer from and entered into an agreement (the “Agreement”) with UBS with respect to all of the Company’s ARS held at that time. As a UBS client who held ARS, the Company received certain rights, which entitled the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In accepting the Agreement, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Agreement and released UBS from any claims relating to the marketing and sale of ARS. UBS obligations under the Agreement were not secured by its assets and did not require UBS to obtain any financing to support its performance obligations under the Agreement. UBS disclaimed any assurance that it would have sufficient financial resources to satisfy its obligations under the Agreement.

As of December 31, 2009 the Company held $23,800 in ARS at par with a fair value of $23,715.  During the six months ended June, 30 2010, $11,800 of the Company’s ARS were called by the respective issuers at par value and $12,000 were liquidated on June 30, 2010 at par value in accordance with the Agreement discussed above. For the three and six months ended June 30, 2010 a gain of $38 and $85, respectively was recorded in the Company’s accompanying unaudited condensed consolidated statements of income in connection with the execution of the Agreement and the liquidation and final settlement of all of the Company’s ARS.

The Company classified the $12,000 of ARS liquidated on June 30, 2010 as short-term investments in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2010 since the transaction did not settle until July 2, 2010.

Refer to Note 14 for further discussion on Fair Value Measurements.

7.       Goodwill and Intangible Assets

Intangible assets that have indefinite lives are not amortized while intangible assets that have finite lives are amortized over their useful lives.  Both goodwill and intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

The goodwill resulting from acquisitions is reviewed for impairment on an annual basis.  Consistent with prior years, the Company will conduct its annual impairment test of goodwill during the fourth quarter of 2010.  For the three and six months ended June 30, 2010, there have been no changes to the goodwill balance and there have been no impairment indicators that would lead the Company to write down an asset.

Intangible assets consist of the following:

		As of December 31, 2009		As of June 30, 2010
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology and know-how	5-15 years	$21,447	$3,604	$21,447	$4,972
Customer relationships	5-18 years	22,190	2,574	22,190	3,600
Non-compete agreements	2-3 years	610	438	610	489
Trade name	1-8 years	3,140	396	3,140	730
In process research and development	8 years	886	—	886	28
Customer backlog	3 years	720	320	720	440
Total		$48,993	$7,332	$48,993	$10,259

Amortization expense related to intangible assets for the three months ended June 30, 2009 and 2010 was $836 and $1,477, respectively, and $1,596 and $2,927 for the six months ended June 30, 2009 and 2010, respectively.

The estimated remaining amortization expense for each of the five succeeding years is as follows:

Year ended December 31,	Amount
2010 (six months ended December 31, 2010)	$2,681
2011	4,987
2012	4,914
2013	4,543
2014	4,039
2015 and thereafter	17,570
Total	$38,734

8.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2009	2010
Accrued payroll and related benefits	$17,278	$10,822
Accrued royalties	1,867	983
Accrued outside contractors	2,013	2,410
Leasehold incentive obligation (1)	956	1,002
Accrued other expenses	5,892	6,447

Total	$28,006	$21,664

(1)          In conjunction with the February 2008 lease agreement (see Note 9) the Company was reimbursed for leasehold improvements totaling $8,104.  In conjunction with the August 2009 lease agreement (see Note 9), the Company was reimbursed for leasehold improvements totaling $2,163, of which $1,640 was received in 2009 and $523 received in 2010. Both leasehold improvements are recognized in property and equipment in the accompanying condensed consolidated balance sheets, with the corresponding reimbursement recognized as “accrued expenses and other current liabilities” and “other long-term liabilities” on the unaudited condensed consolidated balance sheets. The amount of the incentive is being amortized on a straight-line basis over the lease term as a reduction of rental expense and commenced at the beginning of occupancy. The leasehold improvements in property and equipment will be amortized over the shorter of the lease term or the estimated useful life of the asset.  The Company amortized the leasehold incentive obligation as a reduction to rent expense of $198 and $252 in the three months ended June 30, 2009 and 2010, respectively, and $396 and $499 during the six months ended June 30, 2009 and 2010 respectively.

9.      Commitments, Contingencies and Restricted Cash

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

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against the Company, the members of the Company’s board of directors, Oracle Corporation, and Pine Acquisition Corporation.  The action, brought by plaintiffs who are purported stockholders of the Company, individually and on behalf of a putative class of stockholders, alleged that the board breached fiduciary duties, and that the Company and Oracle aided and abetted the purported breaches, in connection with the proposed Merger.  The complaint sought equitable relief, including, among other things, to enjoin consummation of the proposed Merger, rescission of the Merger Agreement and an award of all costs of the action, including reasonable attorneys’ fees.  After a hearing, the court issued written decisions dated June 21, 2010 allowing the defendants’ motions to dismiss the complaint and denying the plaintiffs’ request for injunctive relief.  The Court entered a final judgment dismissing the complaint on July 1, 2010 and awarding costs.  On July 9, 2010, the plaintiffs filed a Notice of Appeal of the Superior Court’s dismissal of the complaint.

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

On February 13, 2008, the Company entered into a lease (“Headquarters Lease”) with BP Fourth Avenue, LLC (the “Landlord”) to secure office space for the Company’s current corporate headquarters at 77 Fourth Avenue, Waltham, Massachusetts. The commencement date for occupancy under the Headquarters Lease was December 2008. The lease for the Company’s previous corporate headquarters at 880 Winter Street in Waltham, Massachusetts expired in February 2009. The Headquarters Lease provides for the rental of 165,129 square feet of space and has an initial term of 10 years and three months. The Company can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The Company was not required to pay any rent for the first three months of the initial Headquarters Lease term. After the initial three months, the annual rent under the Headquarters Lease for years one through five is $6,600, or approximately $548 per month. For years six through ten, the annual rent will be $7,200, or approximately $603 per month. The total base rent payable in the initial term is $69,100. In connection with the signing of the Headquarters Lease, the Company has deposited with the Landlord an unconditional, irrevocable letter of credit in Landlord’s favor in the amount of $962, secured by a certificate of deposit. The certificate of deposit has been classified as “Restricted cash” in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010.

10.    Stockholders’ Equity and Stock-Based Compensation

Stock-based Compensation Expense

For stock options issued under the Company’s 2004 Stock Option and Incentive Plan (the “2004 Plan”), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period.  For restricted stock awards and units issued under the Company’s 2004 Plan, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period.  During the three months ended June 30, 2009 and 2010, the Company recorded $3,625 and $3,335 of aggregate stock-based compensation expense, respectively, and $6,194 and $6,836 in the six months ended June 30, 2009 and 2010, respectively.  As of June 30, 2010, there was $23,491 of unrecognized stock-based compensation expense related to stock-based awards that is expected to be recognized over a weighted average period of 2.39 years.

The Company applied forfeiture rates derived from an analysis of its historical data in determining the expense recorded in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Restricted stock units and awards	5.25%	7.00%	5.25%	7.00%
Service-based stock options	9.00%	9.00%	9.00%	9.00%
Milestone options	12.00%	12.00%	12.00%	12.00%

Common Stock

In the three and six months ended June 30, 2010, the Company issued 56,653 and 87,552 shares of common stock, respectively, in connection with the exercise of stock options resulting in proceeds of $254 and $386, respectively.  In the three and six months ended June 30, 2010, the Company issued 13,667 shares of common stock under the 2004 Employee Stock Purchase Plan (the “ESPP Plan”) resulting in proceeds of $220.  Effective June 1, 2010 the Company suspended the ESPP Plan as the number of shares available under the plan had been issued. In the three and six months ended June 30, 2010, the Company released 300,557 and 490,752 shares of common stock in connection with the vesting of restricted stock awards and units.  The Company retired 96,665 and 162,420 of these shares to cover withholding taxes in the amount of $1,610 and $2,337.  In the three and six months ended June 30, 2010, 10,578 shares of restricted stock vested but were not released.  These shares relate to certain members of the Company’s board of directors who have grant agreements which stipulate that shares will be released in a lump sum when they cease to serve on the Company’s board for any reason, or when the Company gets acquired, whichever is earlier.

Stock Option Activity

A summary of stock option activity under the Phase Forward Incorporated 1997 Stock Option Plan, the Phase Forward Incorporated 2004 Stock Option and Incentive Plan and the 2003 Non-Employee Director Stock Option Plan as of June 30, 2010, and changes during the six months then ended, is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2009	1,816,004	$4.70	3.69
Granted	—	—
Exercised	(87,552)	4.41		$985
Canceled	(3,600)	5.00

Outstanding as of June 30, 2010	1,724,852	$4.72	3.26	$20,636

Exercisable as of June 30, 2010	1,645,102	$4.64	3.19	$19,808

Vested or expected to vest as of June 30, 2010 (1)	1,720,117	$4.71	3.26	$20,587

(1)          The vested or expected to vest options at June 30, 2010 include both the vested options and the number of options expected to vest calculated after applying an estimated forfeiture rate to the unvested options.

(2)          The aggregate intrinsic value for shares outstanding, exercisable and vested is calculated based on the positive difference between the fair value per share of the Company’s common stock on June 30, 2010 of $16.68, or the date of exercise, as applicable, and the exercise price of the underlying options.

Restricted Stock Awards and Unit Activity

A summary of activity related to restricted common stock awards and unit awards as of June 30, 2010 and changes during the six months ended June 30, 2010, is as follows:

	Number of Shares	Market Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value (2)
Unvested at December 31, 2009	2,931,363	$10.85 - 23.20	$15.21
Granted	170,750	11.93 - 16.83
Vested	(501,330)	11.10 - 23.20
Forfeited	(75,973)	10.85 - 23.20
Unvested at June 30, 2010	2,524,810	$10.85 - 23.20	$15.15	2.39	$42,114

Expected to be free of restrictions (1)	1,894,628	$10.85 - 23.20	$15.17	2.39	$31,602

(1)          The expected to be free of restrictions at June 30, 2010 was calculated by applying an estimated forfeiture rate to the unvested shares.

(2)          The aggregate intrinsic value is calculated based on the fair value per share of the Company’s common stock on June 30, 2010 of $16.68.

Stock Repurchase Program

On November 3, 2009, the Company’s Board of Directors authorized the repurchase of up to $40,000 of its common stock, par value $0.01 per share, through a share repurchase program. On February 12, 2010, the Company’s Board of Directors increased the amount available under the share repurchase program by an additional $25,000. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company.  For the six months ended June 30, 2010 1,934,707 shares of the Company’s common stock had been purchased as part of this repurchase program at an average price of $13.42 per share.

11.   Comprehensive Income

The Company’s other comprehensive income relates to foreign currency translation adjustments and unrealized gains and losses on marketable securities.  Accumulated other comprehensive income is presented separately on the balance sheet as required.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income	$2,227	$1,622	$6,305	$3,555
Unrealized (loss)/gain on marketable securities	—	(181)	—	105
Cumulative Translation adjustment	967	(670)	594	(1,382)
Comprehensive income	$3,194	$771	$6,899	$2,278

12.   Forward Foreign Exchange Contracts and Foreign Currency Translation

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

The following table summarizes the outstanding forward foreign exchange contracts held by the Company as of December 31, 2009 and June 30, 2010:

		As of December 31, 2009		As of June 30, 2010
Currency	Hedge Type	Local Currency Amount	Approximate U.S. Dollar Equivalent	Local Currency Amount	Approximate U.S. Dollar Equivalent
British pound	Sale	1,000	$1,612	4,500	$6,681
Euro	Sale	3,200	4,571	4,300	5,222
			$6,183		$11,903

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

Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Realized and unrealized foreign currency gains and losses, net of hedging, are accounted for in other income.  The Company recorded foreign currency (losses) of $(174) and $(379) in the three months ended June 30, 2009 and 2010, respectively, and $(26) and $(615) in the six months ended June 30, 2010, respectively. As of June 30, 2009 and 2010, the Company recorded $23 and $(124), respectively, of foreign exchange gains/(losses) in other income (expense) as a result of outstanding forward foreign exchange contracts.

13.          Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2009 and 2010 were 39% and 39%, respectively, and for the six months ended June 30, 2009 and 2010 were 36% and 39%, respectively. The Company’s effective tax rate for the six months ended June 30, 2010 is higher than the effective tax rate for the six months ended June 30, 2009 principally due to the benefit derived in the prior year from the federal research and development tax credit.  The federal research and development tax credit expired effective December 31, 2009 and, as such, the Company has not forecasted a current tax benefit for this item in 2010.

As of June 30, 2010, the Company had a liability of $1,446 for net unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of June 30, 2010, the Company had approximately $12 and $7, respectively, of accrued interest and penalties related to unrecognized tax benefits.  The Company anticipates a reduction of approximately $81 to the amount of unrecognized tax benefits over the next twelve months associated with lapsing statutes of limitations.  The unrecognized tax liability of $1,446 and accrued interest and penalties of $19 are classified as other long-term liabilities on the unaudited condensed consolidated balance sheet.

14.     Fair Value Measurements

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

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The following table sets forth the Company’s financial instruments carried at fair value and using the lowest level of input as of June 30, 2010:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:

Money market funds	$58,704	$—	$—	$58,704
Restricted cash	982	—	—	982
Total cash equivalents and restricted cash	$59,686	$—	$—	$59,686

U.S. agency notes (1)	$—	$24,027	$—	$24,027
Corporate bonds (1)	—	41,817	—	41,817
Auction rate securities	—	12,000		12,000
Total short-term investments	$—	$77,844	$—	$77,844

Total Assets	$59,686	$77,844	$—	$137,530

(1)          Fair value for Level 2 assets was determined using quoted market prices for similar assets.  For the three months ended June 30, 2010 the Company’s Level 2 transaction activity included $12,000 of transfers in from level 3, $29,096 of purchases, $7,500 of sales, $12,190 of maturities and $2,000 of settlements. For the six months ended June 30, 2010 the Company’s Level 2 transaction activity included $39,846 of purchases, $9,500 of sales, $29,065 of maturities and $10,000 of settlements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2010:

Level 3 Financial
Assets
Balance, beginning of period	$23,715
Transfers in (out) of Level 3	(12,000)
Purchase	—
Sales	—
Issuance	—
Settlement	(11,800)
Realized gains/(losses)	85
Unrealized gains/(losses) on securities held at period end	—
Balance, end of period	$—

The Company has also adopted the provisions of FASB ASC No. 825, Financial Instruments, in the first quarter of 2008 which allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2009.  To date, the Company has only elected the fair value option for the put option related to the Company’s ARS that was recorded in conjunction with a settlement agreement with UBS as more fully described in Note 6.

15.       Recently Issued Accounting Pronouncements

On January 1, 2010, the Company adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which was ratified by the FASB Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The impact of this standard was not material to the Company’s reported results of operations for the three and six months ended June 30, 2010.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820, Fair Value Measurements.  During the three months ended June 30, 2010 the Company had no movements among Levels 1 and 2 of the three-tier fair value hierarchy. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position and results of operation. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company elected to adopt this portion of ASU No. 2010-06 on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position and results of operation.

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

On April 15, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation, a Delaware corporation (“Oracle”) and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with us (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle. A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on April 16, 2010.

On April 20, 2010, a lawsuit, Selma Ehrlich et al. v. Phase Forward Incorporated, et al., Civ. A. No. 10-1463, was filed in the Superior Court for Middlesex County, Massachusetts against us, our board of directors, Oracle Corporation, and Pine Acquisition Corporation.  The action, brought by plaintiffs who are purported stockholders of our Company, individually and on behalf of a putative class of stockholders, alleged that the board breached fiduciary duties, and that the Oracle and Phase Forward aided and abetted the purported breaches, in connection with the proposed Merger.  The complaint sought equitable relief, including, among other things, to enjoin consummation of the proposed Merger, rescission of the Merger Agreement and an award of all costs of the action, including reasonable attorneys’ fees.  After a hearing, the court issued written decisions dated June 21, 2010 allowing the defendants’ motions to dismiss the complaint and denying the plaintiffs’ request for injunctive relief.  The Court entered a final judgment dismissing the complaint on July 1, 2010 and awarding costs.  On July 9, 2010, the plaintiffs filed a Notice of Appeal of the Superior Court’s dismissal of the complaint.

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

In the three and six months ended June 30, 2009 and 2010, no customer accounted for 10% or more of our total revenues for the period.  Our top 20 customers accounted for approximately 59% and 60% of our total revenues, net of reimbursable out-of-pocket expenses, in the three months ended June 30, 2009 and 2010, respectively, and 61% and 58% of our total revenues, net of reimbursable out-of-pocket expenses, in the six months ended June 30, 2009 and 2010, respectively.

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

Foreign Currency Translation

With regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenues, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Australian dollar, Indian rupee, Japanese yen and Romanian leu. In the three months ended June 30, 2009 and 2010, approximately 39% and 33%, respectively, of our revenues were generated in locations outside the United States.  In the six months ended June 30, 2009 and 2010, approximately 39% and 35%, respectively, of our revenues were generated in locations outside the United States.  The majority of these revenues are in currencies other than the U.S. dollar, as are many of the associated expenses. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses generally increase in value when translated into U.S. dollars.

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

Revenue Recognition.   We derive revenues from software licenses and services of our ICRS products which can be purchased on a stand-alone basis or bundled together. License revenues are derived principally from the sale of term licenses of our software products and service revenues are derived principally from the delivery of the hosted solutions of our software products, consulting services and customer support including training, for all of our products. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. In the first quarter of 2010, we adopted the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements which was ratified by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. The adoption of this standard did not materially affect the results of operations for three months and six ended June 30, 2010.

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

For the three months ending June 30, 2009 and 2010, stock-based compensation expense reduced basic earnings per share by $0.05 and $0.05, respectively, and diluted earnings per share by $0.05 and $0.05, respectively.  For the six months ending June 30, 2009 and 2010, stock-based compensation expense reduced basic earnings per share by $0.09 and $0.10, respectively, and diluted earnings per share by $0.09 and $0.10, respectively.

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

Overview of Results of Operations in the Three Months Ended June 30, 2009 and 2010

Total revenues increased by 12%, or $6.1 million, in the three months ended June 30, 2010 (“the 2010 Three Month Period”), compared to the three months ended June 30, 2009 (“the 2009 Three Month Period”), primarily due to an increase in total service revenues of 14%, or $5.4 million, and to a lesser extent, an increase in license revenues of 5%, or $0.7 million. Our revenue growth included a 23% increase in revenues from contract research organizations, or CROs, which increased to $13.8 million from $11.2 million. The increase in services revenues is primarily associated with revenues from application hosting services due to increased production trials under management for our InForm license customers as well as trials under management as a result of our recent acquisitions of Maaguzi and Covance IVRS/IWRS. Through these recent acquisitions and the acquisition of Clarix in 2008, our objective is to provide an Integrated Clinical Research Suite (ICRS) of technology solutions, which consists of multiple products that can be purchased on a stand-alone basis, to automate and integrate the entire clinical development process from study initiation and regulatory submission through post-approval trials. Our ability to provide ICRS as a single source vendor and to continue to provide the product functionality and performance that our customers require will be a major factor in our ability to continue to increase revenues.

Our gross margin increased by 7%, or $2.3 million, in the 2010 Three Month Period compared to the 2009 Three Month Period, primarily due to the increase in the services gross margin of $1.4 million resulting from higher services revenues and lower services expense. With the continued shift in our revenues from license revenues to services revenues associated primarily with our recent acquisitions and our ICRS strategy, our ability to continue to maintain our overall gross margins will depend on our ability to continue to increase services efficiencies and lower our cost of delivery.

Operating income in the 2010 Three Month Period of $2.8 million decreased by $0.3 million, or 11%, compared to the 2009 Three Month Period. Operating income for the 2009 Three Month Period and the 2010 Three Month Period included $3.6 million and $3.3 million of stock-based compensation expense, respectively, and $0.8 million and $1.5 million of amortization expense related to acquisitions, respectively. We expect to increase operating income through increased revenues from our recent acquisitions and execution of our ICRS strategy and through our ability to lower services and operating expenses as a percentage of revenues through improved efficiencies throughout our services organization and leveraging our operating expenses as revenues continue to increase.

The results of the 2010 Three Month Period compared to the 2009 Three Month Period were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $1.5 million, or 3% of revenues, and a decrease in expense of approximately $2.2 million, or 5% of expenses.

As of June 30, 2010, we had $136.5 million of unrestricted cash, cash equivalents and short-term investments, an increase of $27.4 million from $109.1 million at December 31, 2009. As of June 30, 2010, we had no outstanding debt.

Revenues

	Three Months Ended June 30,
	2009		2010
		Percentage of		Percentage of	Change
Revenues by Product Line (in thousands) (1)	Amount	Revenues	Amount	Revenues	Amount	%

Electronic data capture	$38,377	73%	$39,692	68%	$1,315	3%
Clinical data management	5,822	11	4,854	8	(968)	(17)
Safety	6,079	12	6,072	10	(7)	NM*
Interactive Response Technology	2,223	4	7,975	14	5,752	259
Total	$52,501	100%	$58,593	100%	$6,092	12%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

* Not Meaningful

The increase in interactive response technology revenues is primarily related to increased application hosting revenues of $5.7 million.  The increase in electronic data capture revenues is primarily due to an increase in license revenues of $1.1 million as well as an increase in application hosting services revenues of $0.3 million. The decrease in clinical data management is primarily due to a decrease in license revenues of $0.7 million as well as a decrease in customer support of $0.3 million. Safety revenues remained relatively unchanged.

	Three Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Revenues by Type (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

License	$14,695	28%	$15,382	27%	$687	5%
Application hosting services	29,810	57	35,680	61	5,870	20
Consulting services	4,701	9	4,318	7	(383)	(8)
Customer support	3,295	6	3,213	5	(82)	(2)
Total	$52,501	100%	$58,593	100%	$6,092	12%

Total revenues increased in the 2010 Three Month Period as compared to the 2009 Three Month Period, primarily due to increases in application hosting and license revenues. The increase in the 2010 Three Month Period revenues associated with our application hosting services was partially due to a 17% increase in electronic data capture production trials under management from approximately 968 in the 2009 Three Month Period to approximately 1,129 in the 2010 Three Month Period, which includes application hosting services trials and trials hosted for our InForm license customers. The increase in production trials relates to a relative increase in the number of customers who purchase all trial-related services from us, customers who license InForm and build their own studies. Our application hosting services also increased due to the impact of additional trials under management for our web and phone-integrated Phase Forward IRT product offerings with production trials increasing 162% from 104 in the 2009 Three Month Period to 272 in the 2010 Three Month Period. The increase in license revenues was primarily the result of additional electronic data capture revenues, and to a lesser extent, growth in sales relating to our safety products. The decrease in consulting services was primarily attributable to lower revenue related to consulting services provided for our electronic data capture products. The decrease in customer support revenues was primarily due to decreases in clinical data management products. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Three Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Revenues by Geography (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

North America	$31,726	61%	$39,341	67%	$7,615	24%

United Kingdom	14,202	27	12,425	21	(1,777)	(13)
France	4,284	8	3,940	7	(344)	(8)
Asia Pacific	2,289	4	2,887	5	598	26
International subtotal	20,775	39	19,252	33	(1,523)	(7)
Total	$52,501	100%	$58,593	100%	$6,092	12%

The increase in revenues worldwide was primarily due to an increase in interactive response technology revenues and electronic data capture revenues of $5.8 million and $1.3 million, respectively. The increase in North American revenues is primarily related to an increase in interactive response technology revenues and electronic data capture revenues of $4.3 million and $3.6 million, respectively. The increase in interactive response technology revenues is primarily a result of increased sales of our Phase Forward IRT product offering. To a lesser extent, the increase is attributable to the 2010 Three Month Period including a full quarter of application hosting services revenues relating to the acquisition of Covance IVRS/IWRS in August 2009, while the 2009 Three Month Period included no revenue related to the acquisition.  The decrease in international revenues is primarily related to a decrease in electronic data capture revenues and clinical data management revenues of $2.3 million and $0.9 million, respectively.  These decreases were partially off-set by increases in interactive response technology revenues and safety revenues of $1.4 million and $0.2 million, respectively.

Cost of Revenues

	Three Months Ended June 30,
	2009		2010
		Percentage of Related		Percentage of Related	Change
Costs of Revenues (in thousands)	Amount	Revenues	Amount	Revenues	Amount	%

License	$785	5%	$574	4%	$(211)	(27)%
Services	21,245	56	25,283	59	4,038	19
Total	$22,030	42%	$25,857	44%	$3,827	17%

The cost of license revenues decreased when comparing the 2010 Three Month Period to the 2009 Three Month Period primarily due to a $0.3 million decrease in royalty expenses.  The increase in cost of services in the 2010 Three Month Period was primarily due to increases in outside contractor expenses of $1.1 million, and employee-related expenses of $0.8 million related to a headcount increase of 47 people.  We also had expense increases for depreciation, network hosting and customer pass-though of $0.8 million, $0.8 million and $0.7 million, respectively.

Gross Margin

	Three Months Ended June 30,
	2009		2010
		Percentage of Related		Percentage of Related	Change
Gross Margin (in thousands)	Amount	Revenues	Amount	Revenues	Amount	%

License	$13,910	95%	$14,808	96%	$898	6%
Services	16,561	44	17,928	41	1,367	8
Total	$30,471	58%	$32,736	56%	$2,265	7%

The overall gross margin percentage decreased in the 2010 Three Month Period as compared to the 2009 Three Month Period due to a lower service margin percentage. The decrease in the services gross margin percentage was due to higher services expenses as a percentage of related revenues, as well as the inclusion of our Clinical Development Center product from the acquisition of Waban in April 2009, the inclusion of our OutcomLogix product from the acquisition of Maaguzi in July 2009 and the acquisition of Covance IVRS/IWRS in August 2009. The license gross margin percentage increased slightly in the 2010 Three Month Period as compared to the 2009 Three Month Period due to increased sales in products that do not carry an associated royalty expense.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Three Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Operating Expenses (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

Sales and marketing	$8,216	15%	$9,154	16%	$938	11%
Research and development	9,425	18	10,031	17	606	6
General and administrative	9,715	19	10,774	18	1,059	11
Total	$27,356	52%	$29,959	51%	$2,603	10%

Sales and Marketing.    Sales and marketing expenses increased in the 2010 Three Month Period primarily due to increases of $0.4 million in both commissions and amortization expenses.  We also had increases in employee-related expense of $0.1 million related to a headcount increase of 16 people. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available. We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the 2010 Three Month Period primarily due to an increase in employee-related expenses of $0.3 million related to a headcount increase of 32 people, and an increase in stock-based compensation expense of $0.3 million.  We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the 2010 Three Month Period primarily due to increases in professional fees and outside contractor expenses of $1.0 million and $0.8 million, respectively.  These increases were partially off-set by a decrease in stock-based compensation expenses of $0.6 million.  Professional fees expense in the 2010 Three Month Period includes $1.7 million related to deal costs associated with our acquisition by Oracle, representing an increase in deal costs of $1.3 million from the 2009 Three Month Period. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Three Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Other income (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

Interest income	$502	1%	$276	—%	$(226)	(45)%
Other income (expense), net	56	—	(385)	—	(441)	(788)
Total other income	$558	1%	$(109)	—%	$(667)	(120)%

The decrease in interest income in the 2010 Three Month Period was primarily due to the net decrease in cash and cash equivalents and short and long-term investments. The decrease in other, net in the 2010 Three Month Period was primarily due to the liquidation of our auction rate securities as well as greater losses associated with foreign currency transactions.

Provision for Income Taxes

	Three Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Provision for income taxes (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

Provision for income taxes	$1,446	3%	$1,046	2%	$(400)	(28)%

Our effective tax rate for the 2009 Three Month Period and the 2010 Three Month Period was 39% and 39%, respectively.  The federal research and development tax credit expired effective December 31, 2009 and, as such, we have not forecasted a current tax benefit for this item in 2010.

Overview of Results of Operations in the Six Months Ended June 30, 2009 and 2010

Total revenues increased by 14%, or $14.5 million, in the six months ended June 30, 2010 (“the 2010 Six Month Period”), compared to the six months ended June 30, 2009 (“the 2009 Six Month Period”), primarily due to an increase in total service revenues of 18%, or $12.8 million, and to a lesser extent, an increase in license revenues of 6%, or $1.7 million. Our revenue growth included a 22% increase in revenues from contract research organizations, or CROs, which increased to $26.9 million from $22.1 million. The increase in services revenues is primarily associated with revenues from application hosting services due to increased production trials under management for our InForm license customers as well as trials under management as a result of our recent acquisitions of Maaguzi, and Covance IVRS/IWRS.

Our gross margin increased by 8%, or $4.8 million, in the 2010 Six Month Period compared to the 2009 Six Month Period, primarily due to a higher increase in revenues in relation to cost of revenues. The increase in gross margins is primarily due to the increase in the services gross margin of $2.9 million resulting from higher services revenues and lower services expense. With the continued shift in our revenues from license revenues to services revenues associated primarily with our recent acquisitions and our ICRS strategy, our ability to continue to maintain our overall gross margins will depend on our ability to continue to increase services efficiencies and lower our cost of delivery.

Operating income in the 2010 Six Month Period of $5.8 million decreased by $2.4 million, or 30%, compared to the 2009 Six Month Period. Operating income for the 2009 Six Month Period and the 2010 Six Month Period included $6.2 million and $6.8 million of stock-based compensation expense, respectively, and $1.6 million and $2.9 million of amortization expense related to acquisitions, respectively. We expect to increase operating income through increased revenues from our recent acquisitions and execution of our ICRS strategy and through our ability to lower services and operating expenses as a percentage of revenues through improved efficiencies throughout our services organization and leveraging our operating expenses as revenues continue to increase.

The results of the 2010 Six Month Period compared to the 2009 Six Month Period were impacted by foreign exchange rate fluctuations, resulting in a decrease in revenue of approximately $2.1 million, or 2% of revenues, and a decrease in expense of approximately $1.0 million, or 1% of expenses.

Revenues

	Six Months Ended June 30,
	2009		2010
		Percentage of		Percentage of	Change
Revenues by Product Line (in thousands) (1)	Amount	Revenues	Amount	Revenues	Amount	%

Electronic data capture	$74,903	74%	$80,017	69%	$5,114	7%
Clinical data management	11,440	11	9,650	8	(1,790)	(16)
Safety	11,462	11	12,260	11	798	7
Interactive Response Technology	3,512	4	13,866	12	10,354	295
Total	$101,317	100%	$115,793	100%	$14,476	14%

(1) Revenues by Product Line include product license revenues and product-related service revenues.

The increase in interactive response technology revenues is primarily related to increased application hosting revenues of $10.3 million.  To a lesser extent the increase is attributable to revenues related to the acquisition of Covance IVRS/IWRS in August 2009. The increase in electronic data capture revenues is primarily due to an increase in application hosting services of $2.7 million as well as an increase in license revenues of $2.5 million.  The increase in safety revenues is primarily due to increases in license and consulting revenues of $0.5 million and $0.3 million, respectively. The decrease in clinical data management is primarily due to a decrease in license and customer support revenues of $1.4 million and $0.6 million, respectively.

	Six Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Revenues by Type (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

License	$28,811	29%	$30,523	26%	$1,712	6%
Application hosting services	56,438	56	69,462	60	13,024	23
Consulting services	9,561	9	9,525	8	(36)	*NM
Customer support	6,507	6	6,283	6	(224)	(3)
Total	$101,317	100%	$115,793	100%	$14,476	14%

* Not Meaningful

Total revenues increased in the 2010 Six Month Period as compared to the 2009 Six Month Period, due to increases in application hosting and license revenues. The increase in the 2010 Six Month Period revenues associated with our application hosting services was partially due to a 17% increase in electronic data capture production trials under management from approximately 968 in the 2009 Six Month Period to approximately 1,129 in 2010, which includes application hosting services trials and trials hosted for our InForm license customers. The increase in production trials relates to a relative increase in the number of customers who purchase all trial-related services from us, customers who license InForm and build their own studies. Our application hosting services also increased due to the impact of additional trials under management for our web and phone-integrated Phase Forward IRT product offerings with production trials increasing 162% from 104 in the 2009 Six Month Period to 274 in the 2010 Six Month Period. The increase in license revenues was primarily the result of additional electronic data capture revenues, and to a lesser extent, growth in sales relating to our safety products. The decrease in consulting services was primarily attributable to lower revenue related to consulting services provided for our electronic data capture which were slightly off-set by increased revenue related to consulting services provided for our safety products. The decrease in customer support revenues was primarily due to decreases in clinical data management products which were slightly off-set by increased revenue related to electronic data capture products. Our revenues were not significantly impacted by price increases or decreases. Inflation had only a nominal impact on our revenues.

	Six Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Revenues by Geography (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

North America	$62,065	61%	$75,185	65%	$13,120	21%

United Kingdom	26,821	27	26,782	23	(39)	*NM
France	7,935	8	7,698	7	(237)	(3)
Asia Pacific	4,496	4	6,128	5	1,632	36
International subtotal	39,252	39	40,608	35	1,356	3
Total	$101,317	100%	$115,793	100%	$14,476	14%

* Not Meaningful

The increase in revenues worldwide was primarily due to an increase in interactive response technology revenues and electronic data capture revenues of $10.4 million and $5.1 million, respectively. The increase in North American revenues is primarily related to an increase in interactive response technology revenues and electronic data capture revenues of $8.1 million and $5.0 million, respectively. The increase in interactive response technology revenues is primarily a result of increased sales of our Phase Forward IRT product offering. To a lesser extent, the increase is attributable to the 2010 Six Month Period including a full quarter of application hosting services revenues relating to the acquisition of Covance IVRS/IWRS in August 2009, while the 2009 Six Month Period included no revenue related to the acquisition. The increase in international revenues is primarily related to an increase in interactive response technology revenues, safety revenues and electronic data capture revenues of $2.3 million, $0.7 million and $0.1 million, respectively.  These increases were slightly off-set by a decrease in clinical data management revenues of $1.7 million.

Costs of Revenues

	Six Months Ended June 30,
	2009		2010
		Percentage of Related		Percentage of Related	Change
Costs of Revenues (in thousands)	Amount	Revenues	Amount	Revenues	Amount	%

License	$1,351	5%	$1,140	4%	$(211)	(16)%
Services	41,144	57	50,999	60	9,855	24
Total	$42,495	42%	$52,139	45%	$9,644	23%

The cost of license revenues decreased when comparing the 2010 Six Month Period to the 2009 Six Month Period primarily due to a $0.3 million decrease in royalty expenses. The increase in cost of services in the 2010 Six Month Period was primarily due to increases in employee-related expenses of $3.3 million related to a headcount increase of 47 people, and in depreciation expenses of $1.7 million. We also had expense increases for outside contractors, network hosting and customer pass-though expenses of $1.6 million, $1.4 million and $1.0 million.

Gross Margin

	Six Months Ended June 30,
	2009		2010
		Percentage of Related		Percentage of Related	Change
Gross Margin (in thousands)	Amount	Revenues	Amount	Revenues	Amount	%

License	$27,460	95%	$29,383	96%	$1,923	7%
Services	31,362	43	34,271	40	2,909	9
Total	$58,822	58%	$63,654	55%	$4,832	8%

The overall gross margin percentage decreased in the 2010 Six Month Period as compared to the 2009 Six Month Period due to a lower service margin percentage. The decrease in the services gross margin percentage was due to higher services expenses as a percentage of related revenues, as well as the inclusion of our Clinical Development Center product from the acquisition of Waban in April 2009, the inclusion of our OutcomLogix product from the acquisition of Maaguzi in July 2009 and the acquisition of Covance IVRS/IWRS in August 2009. The license gross margin percentage increased slightly in the 2010 Six Month Period as compared to the 2009 Six Month Period due to increased sales in products that do not carry an associated royalty expense.  It is likely that gross margin, as a percentage of revenues, will fluctuate quarter by quarter due to the timing and mix of license and service revenues, and the type, amount and timing of service required in delivering certain projects.

Operating Expenses

	Six Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Operating Expenses (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

Sales and marketing	$15,422	15%	$18,140	16%	$2,718	18%
Research and development	17,605	17	19,729	17	2,124	12
General and administrative	17,519	17	19,958	17	2,439	14
Total	$50,546	49%	$57,827	50%	$7,281	14%

Sales and Marketing.    Sales and marketing expenses increased in the 2010 Six Month Period primarily due to increases of $0.8 million in both commissions and amortization expenses.  We also had an increase in employee-related expense of $0.7 million related to a headcount increase of 16 people, as well as increases in travel and outside contractor expenses of $0.2 million and $0.1 million, respectively. We expect that our sales and marketing expense will continue to increase in absolute dollars as commission expense increases with our revenues and as we continue to expand sales coverage and to build brand awareness through what we believe are the most cost effective channels available. We expect that such increases may fluctuate, however, due to the timing of marketing programs.

Research and Development.    Research and development expenses increased in the 2010 Six Month Period primarily due to an increase in employee-related expenses of $1.6 million related to a headcount increase of 32 people, and an increase related to stock-based compensation of $0.7 million.  These increases were partially off-set by a decrease in outside contractor expenses of $0.3 million. We expect that our research and development costs will continue to increase in absolute dollars as we continue to add features and functionality to our products, introduce additional integrated software solutions to our product suite and expand our product and service offerings.

General and Administrative.    General and administrative expenses increased in the 2010 Six Month Period primarily due to increases of $1.1 million in each of outside contractor, depreciation and professional fees.  These increases were partially off-set by decreases in employee-related expenses and stock-based compensation of $0.4 million and $0.3 million, respectively. Professional fees expense in the 2010 Three Month Period includes $1.9 million related to deal costs associated with our acquisition by Oracle, representing an increase in deal costs of $1.6 million from the 2009 Three Month Period. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operations.

Other Income

	Six Months Ended June 30,
	2009		2010
		Percentage		Percentage of	Change
Other income (in thousands)	Amount	of Revenues	Amount	Revenues	Amount	%

Interest income	$1,142	1%	$592	—%	$(500)	(48)%
Other income (expense), net	465	—	(569)	—	(1,034)	(222)
Total other income	$1,607	1%	$23	—%	$(1,584)	(99)%

The decrease in interest income in the 2010 Six Month Period was primarily due to the net decrease in cash and cash equivalents and short and long-term investments. The decrease in other, net in the 2010 Six Month Period was primarily due to greater losses associated with foreign currency transactions as well as the liquidation of our auction rate securities.

Provision for Income Taxes

	Six Months Ended June 30,
	2009		2010
		Percentage		Percentage	Change
Provision for income taxes (in thousands)	Amount	of Revenues	Amount	of Revenues	Amount	%

Provision for income taxes	$3,578	4%	$2,295	2%	$(1,283)	(36)%

Our effective tax rate for the 2009 Six Month Period and the 2010 Six Month Period was 36% and 39%, respectively.  Our effective tax rate for the 2010 Six Month Period is higher than the effective tax rate for the 2009 Six Month Period principally due to the benefit derived in the prior year from the federal research and development tax credit.  The federal research and development tax credit expired effective December 31, 2009 and, as such, we have not forecasted a current tax benefit for this item in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity were unrestricted cash, cash equivalents, short and long-term investments totaling $135.5 million and $136.5 million at December 31, 2009 and June 30, 2010, respectively, and accounts receivable of $56.0 million and $43.5 million, respectively.  For the periods ended December 31, 2009 and June 30, 2009 and 2010 we had no outstanding debt and, in general, we do not enter into long-term binding purchase commitments. We currently expect to retain any future earnings for use in the operation and expansion of our business, including our stock repurchase program, and do not anticipate paying any cash dividends on our common stock.

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

Substantially all of our long-lived assets at December 31, 2009 and June 30, 2010 are located in the United States.

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

Auction Rate Securities

Included within our investment portfolio at December 31, 2009 and June 30, 2010 were $23.8 million and $12.0 million of auction rate securities, or ARS, at par value, which are classified as short-term investments on our unaudited condensed consolidated balance sheets, and recorded at fair market value. These ARS are debt instruments issued by various states throughout the United States to finance student loans. The types of ARS that we own are backed by student loans, 95% of which are guaranteed under the Federal Family Education Loan Program, and all had credit ratings of AAA (or equivalent) from a recognized rating agency.

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

In November 2008, we accepted an offer from and entered into an agreement (the “Agreement”) with UBS with respect to all of our ARS held at that time. As a UBS client who held ARS, we received certain rights, which entitled us to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In accepting the Agreement, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Agreement and released UBS from any claims relating to the marketing and sale of ARS. UBS obligations under the Agreement were not secured by its assets and did not require UBS to obtain any financing to support its performance obligations under the Agreement. UBS disclaimed any assurance that it would have sufficient financial resources to satisfy its obligations under the Agreement.

As of December 31, 2009 we held $23,800 in ARS at par with a fair value of $23,715.  During the six months ended June, 30 2010, $11,800 of our ARS were called by the respective issuers at par value and $12,000 were liquidated on June 30, 2010 at par value in accordance with our agreement with UBS discussed above. For the three and six months ended June 30, 2010 a gain of $38 and $85, respectively was recorded in our accompanying unaudited condensed consolidated statements of income in connection with the execution of our agreement with UBS and the liquidation and final settlement of all of our ARS.

We classified the $12.0 million of ARS liquidated on June 30, 2010 as short-term investments in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2010 since the transaction did not settle until July 2, 2010.

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

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $31.2 million in the six months ended June 30, 2010, which was more than net income of $3.6 million. The difference is primarily due to various changes in working capital accounts of $9.8 million which include changes to accounts receivable and deferred revenue of $12.8 million and $5.9 million, respectively, off-set by changes to accrued expenses and accounts payable of $6.1 million and $2.2 million, respectively.  Non-cash adjustments included $11.7 million of depreciation and amortization expense, $6.8 million of stock-based compensation expense, and $4.3 million related to the change in fair value of the securities settlement agreement, partially offset by a $4.4 million change in fair value of our investments.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities was $14.7 million during the six months ended June 30, 2010, which was primarily due to proceeds from maturities of short-term and long-term investments of $60.4 million. Cash provided by investing activities was partially offset by the purchase of short and long-term investments of $39.8 million, and the purchase of property and equipment of $5.8 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $27.7 million in the six months ended June 30, 2010, primarily due to the purchase of treasury stock of $26.0 million.

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

The above table also includes the lease which we entered into on August 17, 2009 with KBS Five Tower Bridge, L.L.C. to secure office space for our Phase Forward IRT business operations at 300 Barr Harbor Drive, West Conshohocken, Pennsylvania. The commencement date for occupancy under the lease was September 2009 with rent payments commencing in February 2010. The lease provides for the rental of 44,907 square feet of space and has an initial term of 10 years and one month. We can, subject to certain conditions, extend this term by exercising up to two consecutive five year options. The annual rent under this lease for the first year is $1.3 million, or approximately $0.1 million per month, with annual escalations in rent for each subsequent year in the amount fifty cents per square foot. The total base rent payable in the initial term is $14.2 million.

In addition to base rent, commencing on January 1, 2012, the lease for our Phase Forward IRT operations requires us to pay our proportionate share of the amount by which defined operating expenses incurred by the landlord exceed the base year operating expenses, as defined in the lease. The lease also requires us to pay our proportionate share of the amount by which real estate taxes paid or incurred by the landlord exceed the tax base year, as defined in the lease.

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

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820, Fair Value Measurements. During the three months ended June 30, 2010 we had no movements among Level 1 and 2 of the three-tier fair value hierarchy. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on our consolidated financial position and results of operation. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We elected to adopt this portion of ASU No. 2010-06 on January 1, 2010.  Adoption of this portion of ASU No. 2010-06 did not have an impact on our consolidated financial position and results of operation.

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

Percentage of revenues and expenses in foreign currency is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues generated in locations outside the United States	39%	33%	39%	35%
Revenues in currencies other than the United States dollar (1)	25	26	23	25
Expenses in currencies other than the United States dollar (1)	21	23	21	24

(1)          Percentage of revenues and expenses denominated in foreign currency for the three months ended June 30, 2010:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Revenues	Expenses	Revenues	Expenses
euros	16%	4%	15%	5%
British pound	6	11	6	12
Japanese yen	4	4	4	4
Other	—	4	—	3
Total	26%	23%	25%	24%

As of June 30, 2009 and 2010, we had $9.9 million and $21.9 million, respectively, of receivables denominated in currencies other than the U.S. dollar. We also maintain cash accounts denominated in currencies other than the local currency which exposes us to foreign exchange rate movements.

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

We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various operating strategies and, as more fully described in Note 12 of the notes to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report.  We regularly purchase short-term foreign currency forward contracts, designed to hedge fluctuation in non-functional currencies and our subsidiaries against the U.S. dollar. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations. The terms of these contracts are generally for periods of one month.

Currently, our largest foreign currency exposures are the British pound and euro, primarily because our European operations have a higher proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at December 31, 2008 and 2009, a 10% unfavorable movement in foreign currency exchange rates would expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments. For the year ended December 31, 2009, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $5.3 million, decreased expenses by $4.5 million and decreased operating income by $0.8 million. For the three months ended June 30, 2010, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $1.5 million, decreased expenses by $1.3 million and decreased operating income by $0.2 million. For the six months ended June 30, 2010, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased revenues by $2.9 million, decreased expenses by $2.6 million and decreased operating income by $0.3 million. The estimates used assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels. Since a large portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. All of the potential changes noted above are based on sensitivity analyses performed on our financial results as of December 31, 2009 and June 30, 2010.

As of June 30, 2010, we entered into forward foreign exchange contracts to hedge approximately $11.9 million of receivables, intercompany accounts and cash balances denominated in currencies other than the U.S. dollar.  We recorded foreign currency gains/(losses) of $(0.2) million and $(0.4) million for the three months ended June 30, 2009 and 2010, respectively, and less than $(0.1) million and $(0.6) million for the six months ended June 30, 2009 and 2010, respectively. We settle forward foreign exchange contracts in cash. As of December 31, 2009 and June 30, 2010, we recorded $0.2 and $(0.1) million, respectively, of foreign exchange gains/(losses) in other income (expense) as a result of outstanding forward foreign exchange contracts.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, short-term and long-term investments totaling $136.5 million at June 30, 2010. These amounts were invested primarily in money market funds, corporate bonds and government agency securities, and are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have established investment guidelines relative to credit quality, diversification, marketability and performance measurement designed to maintain safety and liquidity. Investments in securities are invested primarily in high quality securities of a short duration and historically have not been materially affected by fluctuations in interest rates. All investments are recorded at fair value. We considered the historical volatility of short-term and long-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at June 30, 2010. A decline in interest rates, however, would reduce future investment income.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.       Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation.  The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations. Legal proceedings that we believe are most important for you to consider are described under the title “Overview” in Item 2 of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

On April 15, 2010, we entered into a Merger Agreement with Oracle and Pine Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with us (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Oracle.  Subject to the terms of the Merger Agreement, which has been approved by our board of directors and the boards of directors of Oracle and Merger Sub, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $17.00 in cash, without interest.  The Merger is conditioned upon, among other things, customary closing conditions.  We will continue to operate separately from Oracle until the transaction closes.  The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations.

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

Item 2.                     Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2004 Amended and Restated Stock Option and Incentive Plan, or the 2004 Plan, we have issued shares of restricted stock to our employees.  On the date that these restricted shares vest, we withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2004 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. Up until May 2009 the shares withheld from the grantees to settle their tax liability were reallocated to the number of shares available for issuance under the 2004 Plan; in May 2009 the 2004 Plan was amended and shares withheld from the grantees to settle taxes are no longer reallocated to the number of shares available for issuance. For the six month period ending June 30, 2010, we withheld an aggregate of 328,332 common shares under restricted stock units at a price of $14.39 per share.  Effective June 1, 2010 we suspended our 2004 Employee Stock Purchase Plan as the number of shares available under the plan had been issued.

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

For the three months ended June 30, 2010, we repurchased no shares of our common stock pursuant to this stock repurchase program.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30,2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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
Date: August 9, 2010

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30,2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as block of text.

* Filed herewith.